Form 10-Q
period 2016-03-31
PC Mobile Media Corp.
filed 2016-08-18
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-209027

PC MOBILE MEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-4933278 (I.R.S. Employer Identification Number)

9345 Falls Peak Ave.

Las Vegas, Nevada 89178

(Address of principal executive offices)

(702) 308-9670

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 16, 2106

Common Stock, par value $0.001 per share	12,000,00 shares

PC MOBILE MEDIA CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PC Mobile Media Corp.

Condensed Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$550	$5,025
Total Current Assets	550	5,025
TOTAL ASSETS	$550	$5,025

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$1,250	$-
Related Party Loans	6,518	-
Total Current Liabilities	7,768	-
TOTAL LIABILITIES	7,768	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 8,000,000 Common Shares at March 31, 2016 and September 30, 2015	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(15,218)	(2,975)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,218)	5,025
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$550	$5,025

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Operations

	3-months ended March 31, 2016	6-months ended March 31, 2016
	(Unaudited)	(Unaudited)
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General & Administrative	1,325	1,943
Professional Fees	5,200	10,300
Total Expenses	6,525	12,243

LOSS FROM OPERATIONS	(6,525)	(12,243)

Provision for Income Taxes	-	-

NET LOSS	$(6,525)	$(12,243)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Cash Flows

6-months ended March 31, 2016
(Unaudited)

OPERATING ACTIVITIES
Net Income	$(12,243)
Adjustments to reconcile Net Income to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	1,250
Shares-based Compensation	-
Net cash used by Operating Activities	$(10,993)

FINANCING ACTIVITIES
Issuance of Common Stock	-
Related Party Loans	6,518
Net cash provided (used) by Financing Activities	$6,518

Net increase (decrease) in Cash for period	(4,475)
Cash at beginning of period	5,025
Cash at end of period	$550

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements

PC Mobile Media Corp.

Notes to the Unaudited Condensed Interim Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS

PC Mobile Media Corp. (“PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015.  The primary business of the company is to offer mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through March 31, 2016, the Company had no operations. As of March 31, 2016, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, and statements of operations and cash flows, of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2015 audited financial statements.  The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for a full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Advertising

Advertising costs are expensed as incurred.  As of March 31, 2016 and September 30, 2015, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the CEO at no charge.

On October 5, 2015, the Company signed a 5-year lease for the rental of a custom-built promotion/advertising exhibit vehicle at $200 per month with no interest.  At March 31, 2016 and September 30, 2015, $1,200 and $0, respectively, has been accrued.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At March 31, 2016 and September 30, 2015, the Company had $550 and $5,025 in cash, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists

•

the product has been shipped or the services have been rendered to the customer

•

the sales price is fixed or determinable collectability is reasonably assured.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both March 31, 2016 and September 30, 2015, 8,000,000 common shares are issued and outstanding.

On September 22, 2015, the Company issued 5,750,000 Founder’s shares at $0.001 per share (par value) for total cash of $5,750.

On September 22, 2015, the Company issued 2,250,000 shares for services provided since inception.  These shares were issued at $0.001 per share (par value) for services valued at $2,250.

At March 31, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2016 and September 30, 2015, the President has loaned the Company $6,518 and $0, respectively.  The loans are payable on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 16, 2016, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. We are a development stage company with a plan of operation that offers mobile billboard display advertising.  Our planned initial market will primarily occur in the Las Vegas area. We plan to conduct our business operations out of an administrative office provided by our director.

Plan of Operation

The Company’s mission is to get our clients' message to the right audience at the right time. Targeting the right audience at the right time is becoming increasingly difficult for advertisers. Society in general has become more mobile and sophisticated at handling multiple tasks.

Consequently, we are tuning out unnecessary or unwanted information including certain print media and radio advertisements. Alternative media is everywhere from product advertisements on the floors of grocery stores, to audio monitors on gas station pumps, and pop-up ads on automated teller machines.  PC Mobile Media takes the advertisers message to the target audience anytime, anywhere.  Our planned 10’ X 20’ four-color banners will get the attention of your target market by traveling along strategically chosen routs or penetrating and setting up stationary at special events or at specific locations.  Whether the client is geographically specific such as local political campaigns or a national product that seeks maximum exposure, PC Mobile Media takes the message to the customer.

Results of Operations for the Three and Six Months Ended March 31, 2016

Revenues. The Company’s revenues were $0 for the three and six months ended March 31, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2016 were 1,325. Selling, general and administrative expenses for the six months ended March 31, 2016 were 1,943.

Professional Fees.  Professional Fees for the three months ended March 31, 2016 were 5,200. Professional Fees for the six months ended March 31, 2016 were 10,300.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2016	As of September 30, 2015
Cash and Cash Equivalents	$550	$5,025
Working Capital (Deficit)	(7,218)	5,025
Liabilities	$7,768	$-

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the three months ended March 31, 2016.  The cash used in operating activities during this period was used to fund the net loss of $12,243.  We experienced negative cash flow from operating activities for the six months ended March 31, 2016 in the amount of $10,993.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended March 31, 2016 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended March 31, 2016 was $6,518. The President, a related party, loaned the Company $6,518 during the six months ended March 31, 2016.

Availability of Additional Funds

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  PC Mobile Media Corp. received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on March 25, 2016 to offer on a best-efforts basis 4,000,000 shares of its common stock at a fixed price of $0.01 per share.

PC Mobile Media Corp. closed its offering on June 10, 2016 and raised $40,000 by placing 4,000,000 through its offering.

Management has been successful in raising $40,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.  The Company currently has $550 in cash to meet its current obligations, requiring additional capital for operating cash flow.  As of our quarter ending March 31, 2016, our auditor has expressed substantial doubt for continuation as a going concern.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material Commitments

There was no material commitment during the three months ended March 31, 2016.

Purchase of Furniture and Equipment

We purchased no equipment during the six months ended March 31, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (being the same person), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Each of the following is deemed a material weakness in our internal control over financial reporting:

•

We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•

We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•

Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

/s/ Paul Conforte

Paul Conforte

CEO, President and Treasurer

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	302 Certification - Paul Conforte

32.1	906 Certification - Paul Conforte

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MOBILE MEDIA CORP.

DATE:  August 16, 2016

By:  /s/ Paul Conforte

    Paul Conforte

    Chairman, President, Chief Executive Officer

    and Treasurer (Principal Accounting Officer

    and Authorized Officer)

PC Mobile Media Corp.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - Paul Conforte

32.1	906 Certification - Paul Conforte

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase