Form 10-Q
period 2016-06-30
PC Mobile Media Corp.
filed 2016-08-19
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 16, 2016

Common Stock, par value $0.001 per share	12,000,00 shares

PC MOBILE MEDIA CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PC Mobile Media Corp.

Condensed Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$30,325	$5,025
Due from Shareholder	$955
Total Current Assets	31,280	5,025
TOTAL ASSETS	$31,280	$5,025

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$18,000	$-
Related Party Loans	-	-
Total Current Liabilities	18,000	-
TOTAL LIABILITIES	18,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 12,000,000 Common Shares at June 30, 2016 and 8,000,000 at September 30, 2015	12,000	8,000
Additional Paid In Capital	36,000	-
Accumulated Deficit	(34,720)	(2,975)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,280	5,025
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$31,280	$5,025

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Operations

	3-months ended June 30, 2016	9-months ended June 30 2016
	(Unaudited)	(Unaudited)

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General & Administrative	15,801	17,745
Professional Fees	3,700	14,000
Total Expenses	19,501	31,745

LOSS FROM OPERATIONS	(19,501)	(31,745)

Provision for Income Taxes	-	-

NET LOSS	$(19,501)	$(31,745)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,550,824	8,847,172

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Cash Flows

9-months ended June 30, 2016
(Unaudited)

OPERATING ACTIVITIES
Net Income	$(31,745)
Adjustments to reconcile Net Income to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	18,000
Shares-based Compensation	-
Net cash used by Operating Activities	$(13,745)

FINANCING ACTIVITIES
Issuance of Common Stock	40,000
Related Party Loans	(955)
Net cash provided (used) by Financing Activities	$39,045

Net increase (decrease) in Cash for period	25,300
Cash at beginning of period	5,025
Cash at end of period	$30,325

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Notes to the Unaudited Condensed Interim Financial Statements

June 30, 2016

NOTE 1 - NATURE OF OPERATIONS

PC Mobile Media Corp. (“PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015.  The primary business of the company is to offer mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through June 30, 2016, the Company had no operations. As of June 30, 2016, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, and statements of operations and cash flows, of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2015 audited financial statements.  The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for a full year.

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

Advertising

Advertising costs are expensed as incurred.  As of June 30, 2016 and September 30, 2015, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the CEO at no charge.

On October 5, 2015, the Company signed a 5-year lease for the rental of a custom-built promotion/advertising exhibit vehicle at $200 per month with no interest.  At June 30, 2016 and September 30, 2015, $1,800 and $0, respectively, has been accrued.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At June 30, 2016 and September 30, 2015, the Company had $30,325 and $5,025 in cash, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At June 30, 2016 and September 30, 2015, 12,000,000 and 8,000,000 common shares were issued and outstanding, respectively.

On September 22, 2015, the Company issued 5,750,000 Founder’s shares at $0.001 per share (par value) for total cash of $5,750.

On September 22, 2015, the Company issued 2,250,000 shares for services provided since inception.  These shares were issued at $0.001 per share (par value) for services valued at $2,250.

During the quarter ended June 30, 2016, the Company issued 4,000,000 shares to 27 shareholders at $0.01 per share for total cash of $40,000.

At June 30, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2016 and September 30, 2015, the President has loaned the Company $0 and $0, respectively. The loans are payable on demand and carry no interest.

On June 27, 2016, the Company reimbursed the President $10,000 against his loans. The amount owing to him at that date was $9,045, leaving $955 due back to the Company. This is presented on the balance sheet as “due from shareholder”.  On July 14, 2016, the President deposited $1,000 into the Company’s account to correct the overpayment.

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

Results of Operations for the Three and Nine Months Ended June 30, 2016, 2016

Revenues. The Company’s revenues were $0 for the three and nine months ended June 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2016 were 15,801. Selling, general and administrative expenses for the nine months ended June 30, 2016 were 17,745.

Professional Fees.  Professional Fees for the three months ended June 30, 2016 were 3,700. Professional Fees for the nine months ended June 30, 2016 were 14,000.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2016	As of September 30, 2015

Cash and Cash Equivalents	$30,325	$5,025
Working Capital (Deficit)	13,280	5,025
Liabilities	$18,000	$-

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the six months ended June 30, 2016. The cash used in operating activities during this period was used to fund the net loss of $31,745. We experienced negative cash flow from operating activities for the nine months ended June 30, 2016 in the amount of $13,745.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended June 30, 2016 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2016 was $39,045

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

Management has been successful in raising $40,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.  The Company currently has $30,325 in cash to meet its current obligations, requiring additional capital for operating cash flow.  As of our quarter ending June 30, 2016, our auditor has expressed substantial doubt for continuation as a going concern.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Material Commitments

There was no material commitment during the nine months ended June 30, 2016.

Purchase of Furniture and Equipment

We purchased no equipment during the nine months ended June 30, 2016.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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