Form 10-K
period 2016-09-30
PC Mobile Media Corp.
filed 2016-12-30
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  333-209027

PC Mobile Media Corp.

(Exact name of registrant as specified in its charter)

Nevada	47-4933278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9345 Falls Peak Ave.

Las Vegas, Nevada 89178

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (702) 308-9670

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At December 28, 2016 there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

ii

PC Mobile Media Corp.

FORM 10-K

For The Fiscal Year Ended September 30, 2016

iii

Explanatory Note

In this Annual Report on Form 10-K, PC Mobile Media Corp. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015.  We are a development stage company with a plan of operation that offers mobile billboard display advertising.  Our planned initial market will primarily occur in the Las Vegas area.  We plan to conduct our business operations out of an administrative office provided by our director.  For the twelve month period ended September 30, 2016, we generated revenues in the amount of $0 and had a net loss in the amount of $60,420.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our principal executive offices are located at 9345 Falls Peak Ave., Las Vegas, Nevada 89178. Our telephone number is (702) 308-9670. Our fiscal year end is September 30.

Principal Business

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

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of December 28, 2016, we employed one person on a part-time basis.  Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 9345 Falls Peak Ave., Las Vegas, Nevada 89178. The Company does not own or rent property.  The office space is provided by an officer at no charge.  We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “PMOB”.

Holders of Record

As of September 30, 2016 and December 28, 2016, respectively, there were 28 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

PC Mobile Media received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on March 25, 2016 to offer on a best-efforts basis 4,000,000 shares of its common stock at a fixed price of $0.01 per share.

The Company closed our offering June 10, 2016 having issued 4,000,000 shares to 27 shareholders and raising $40,000.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

PC Mobile Media Corp., (“PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015.  The primary business of the company is offering mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

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

Plan of Operation

PRODUCT OVERVIEW

Mobile Billboard Truck

The Company has allocated sufficient funds from the private placement to lease a 2001 Isuzu 4000 Series Medium Duty Turbo Diesel Truck custom built as a promotional/advertising exhibit and display vehicle.  The display sides of the truck measure a definite attention getting 10’ X 20’.  We will utilize the quick mounting system that is located outside the trim to install banners.  This system insures a clean, tight and wrinkle-free installation.  As if our vibrant color 10’ X 20’ signage is not impressive enough, once the sun sets our illuminated system makes for a truly aesthetically pleasing and eye-catching advertisement display.

Other features we offer include GPS Tracking and Audio.  The GPS tracking system is in place for multiple reasons, but most importantly, it provides documented proof that your advertising campaign is getting delivered as designed.  The system tracks the route taken and produces detailed time-stamped “bread crumb” reports.  The reports are detailed and available in map version and or line item version.  Line item reports detail and time-stamp every stop and turn.  Reports are delivered to the client at the end of the campaign, on a weekly basis or as requested.  This type of reporting provides an invaluable tool to track the progress of your campaign and make changes and variations to the routes if desired.

The audio system is comprised of speakers that can broadcast your message or simply play music.  The audio works while our truck is moving or stationary.  This added feature is a way of getting people to turn their heads.  Whether the client wants to broadcast a message about their products and or services, or just play music to serve as an attention getter; the goal is get noticed and make an indelible impression on the targeted customer.

Signage/Banners

The signage is printed on long-lasting vinyl banner material.  We have identified a full service, state-of-the-art printing plant that offers digital composition, scanning, color correction, and digital proofing.  We plan to offer through our website our clients the ability to upload their graphics.  We will review the content to ensure that it meets at least the minimum specifications and then we will forward it to the printer.  Once the advertisement is proofed and printed, we can install.  The turnaround time for this process is as quick as 48 hours.  The cost for two 10’ X 20’ size banners is approximately $1,500 and the cost is paid for directly by the client.  This is an approximate cost as there may be a variance depending upon if the client desires a higher resolution image.

PC Mobile Media offers a one-stop shop solution to all our clients’ needs.  We plan to provide a proven and cost effective out-of-home advertising solution to get your message to your targeted audience.

MARKETING

The Company has formulated a multifaceted marketing plan.  The initial phase of operations relies on the efforts of our President to market our services and procure sales.  Methods to market our services include word-of-mouth, established relationships, an email campaign to targeted potential customers, and direct mailing.  The web site will serve as a marketing tool as well as an operations tool.  The site we are developing will feature our products and services with pictures, testimonials, and statistics supporting the effectiveness and cost effectiveness of mobile billboard advertising.  The site will serve as an operations tool where advertising departments can view all the technical aspects and graphic specifications required for production of banners.  The web site will also feature an option to upload banner graphics.  Typically, the files of high-resolution advertisement graphics are very large and this feature serves to expedite the entire process from delivery to proofing the final layout.

PC Mobile Media Corp. plans to generate revenue from the sale of advertisement banners placed on the sides of our mobile billboard trucks.  Payment for services is due on a monthly basis and is paid a month in advance of the campaign commencing.  The mobile billboard rate is $60 per hour with a minimum run of six hours per day.  Our stationary mobile billboard rate is $30 per hour and a minimum of 8 hours per day.  We plan to offer weekly and monthly rates.

We have performed due diligence on the market and we have identified several business and market segments that we plan to market our services.  We believe our medium is an excellent tool for promoting products and services including:

•

Grand Openings - stores, restaurants, new neighborhood developments, etc.

•

Festivals - Local communities have ethnic related festivals such as San Gennaro, Ice Cream Socials, Cinco de Mayo, etc.

•

Seasonal shows - Nutcracker Ballets, lighting ceremonies, light shows, 4th of July Celebrations, Easter Egg Hunts, etc.

•

Sales - Car dealerships, appliance stores, mattress stores, etc.

•

Concerts - park setting or hit band based

•

Movies - cinema featured movies

•

Trade Shows - conventions and trade shows where vendors advertise their products and services to conventioneers and businesses

•

Brand awareness - national products and service that need regional and local exposure

•

Sporting Events - baseball teams, hockey teams, basketball teams, boxing events, marathons, etc.

•

Political Advertising - local counsel, mayor, congressional, senate, judges, propositions, other government elect positions, etc.

Results of Operations for the Year Ended September 30, 2016 Compared to the Period August 22, 2015 (Inception) through September 30, 2015

Revenues. The Company did not have any revenue for the year ended September 30, 2016.  The Company’s revenues for the year ended September 30, 2016 were $0 as compared to $0 for the period August 22, 2015 through September 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2016 were $37,720 as compared to $725 for the period August 22, 2015 (Inception) through September 30, 2015.  General and administrative expenses increased due to the Company initiating its business plan and incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, and transfer agent fees.

Professional Fees. Professional fees for the year ended September 30, 2016 were $22,700 as compared to $2,250 for the period August 22, 2015 (Inception) through September 30, 2015.  Professional Fees increased due to the Company initiating its business plan and incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	September 30, 2016	September 30, 2015

Cash	$4,050	$5,025
Prepaid Expenses	-	-
Due from related party	-	-
Working Capital (Deficit)	(15,395)	5,025
Debt (current)	$19,445	$-

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the year ended September 30, 2016 in the amount of $0 due to cash used to fund a net loss of $60,420, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, impairment of long lived asset, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced no cash flow from operating activities for the year ended August 22, 2015 through September 30, 2015 in the amount of $0 due to cash used to fund a net loss of $2,975, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended September 30, 2016. We experienced no cash flow from investing activities for the year ended August 22, 2015 (Inception) through September 30, 2015.

Net Cash Provided by Financing Activities

For year ended September 30, 2016, we issued 4,000,000 shares of common stock for a total of $40,000 cash. For the period from August 22, 2015 (Inception) through September 30, 2015, we issued 5,750,000 shares for a total of $5,750 cash.

Availability of Additional Funds

Based on our working capital as of September 30, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended September 30, 2016.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Share Based Payments

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to nonemployees in accordance with ASC Topic 505.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PC Mobile Media Corp.

We have audited the accompanying balance sheets of PC Mobile Media Corp., as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from inception (August 22, 2015) through September 30, 2015 and for the year ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Mobile Media Corp., as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the period from inception (August 22, 2015) through September 30, 2015 and for the year ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

December 28, 2016

PC Mobile Media Corp.

Balance Sheets

	September 30, 2016	September 30, 2015

ASSETS
Current Assets
Cash	$4,050	$5,025
Total Current Assets	4,050	5,025
TOTAL ASSETS	$4,050	$5,025

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$19,400	$-
Related Party Loans	45	-
Total Current Liabilities	19,445	-
TOTAL LIABILITIES	19,445	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 12,000,000 Common Shares at September 30, 2016 and 8,000,000 at September 30, 2015	12,000	8,000
Additional Paid In Capital	36,000	-
Accumulated Deficit	(63,395)	(2,975)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,395)	5,025
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,050	$5,025

The auditor’s report and accompanying notes are an integral part of these consolidated financial statements.

PC Mobile Media Corp.

Statements of Operations

	Year ended September 30, 2016	August 22, 2015 (Inception) through September 30, 2015

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General & Administrative	37,720	725
Professional Fees	22,700	2,250
Total Expenses	60,420	2,975

LOSS FROM OPERATIONS	(60,420)	(2,975)

Provision for Income Taxes	-	-

NET LOSS	$(60,420)	$(2,975)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,656,626	8,000,000

The auditor’s report and accompanying notes are an integral part of these consolidated financial statements.

PC Mobile Media Corp.

Statements of Changes In Stockholders' Equity (Deficit)

From Inception (August 22, 2015)

to September 30, 2016

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at Inception (August 22, 2015)	0	$-	$-	$-	$-

Founder’s shares issued for cash at $0.001 per share on September 22, 2015	5,750,000	5,750	-	-	5,750

Shares issued for Services at $0.00 per share on September 22, 2015	2,250,000	2,250	-	-	2,250

Net (loss) from Inception through September 30, 2015				(2,975)	(2,975)

Balance, September 30, 2015	8,000,000	$8,000		$(2,975)	$5,025

Shares issued per offering for cash at $0.01 per share at June 30, 2016	4,000,000	4,000	36,000		40,000

Net (loss) for the year ended September 30, 2016				(60,420)	(60,420)

Balance, September 30, 2016	12,000,000	$12,000	$36,000	$(63,395)	$(15,395)

The auditor’s report and accompanying notes are an integral part of these consolidated financial statements.

PC Mobile Media Corp.

Statements of Cash Flows

	Year ended September 30, 2016	August 22, 2015 (Inception) through September 30, 2015

OPERATING ACTIVITIES
Net Income	$(60,420)	$(2,975)
Adjustments to reconcile Net Income to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	19,400	-
Shares-based Compensation	-	2,250
Net cash used by Operating Activities	$(41,020)	$(725)

FINANCING ACTIVITIES
Issuance of Common Stock	40,000	5,750
Related Party Loans	45	-
Net cash provided (used) by Financing Activities	$40,045	$5,750

Net increase (decrease) in Cash for period	(975)	5,025
Cash at beginning of period	5,025	-
Cash at end of period	$4,050	$5,025

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The auditor’s report and accompanying notes are an integral part of these consolidated financial statements.

Pc Mobile Media Corp.

Notes to the Audited Financial Statements

September 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PC Mobile Media Corp. (“PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30.  The primary business of the company is to offer mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

The Company is currently devoting its time to attracting advertising clients.  The Company’s ability to generate sufficient funds to meet its working capital requirements is dependent upon its ability to acquire a sufficient number of clients interested in mobile advertising.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through September 30, 2016, the Company had no operations. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit), and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At September 30, 2016 and September 30, 2015, the Company had $4,050 and $5,025 in cash, respectively.

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

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and related party payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the  circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2016 and September 30, 2015, no advertising costs have been incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

ASU Update 2014-15 Presentation of Financial Statements - Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued. At September 30, 2016 and September 30, 2015, 12,000,000 and 8,000,000 common shares are issued and outstanding, respectively.

On September 22, 2015, the Company issued 5,750,000 Founder’s shares at $0.001 per share (par value) for total cash of $5,750.

On September 22, 2015, the Company issued 2,250,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $2,250.

During the quarter ended June 30, 2016, the Company issued 4,000,000 shares to 27 shareholders at $0.01 per share for total cash of $40,000.

At September 30, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2016 is as follows:

	September 30, 2016	September 30, 2015	Inception (August 22, 2015) to September 30, 2016
Net operating loss carry forward	$60,420	$2,975	$63,395
Effective Tax rate	34%	34%	34%
Deferred Tax Assets	$20,543	$1,011	$21,554
Less: Valuation Allowance	$(20,543)	$(1,011)	$(21,554)
Net deferred tax assets	$0	$0	$0

The net federal operating loss carry forward will expire in 2036.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  The Company has open tax years of September 30, 2015 and 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2016 and September 30, 2015, the President has loaned the Company $45 and $0, respectively. The loans are payable on demand and carry no interest.

The Company does not own or rent any property.  The office space is provided by the CEO at no charge.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks.  The Company may not find suitable merger or acquisition opportunities, therefore there is the potential risk of business failure.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - LEASES

On October 5, 2015, the Company entered into a 5-year agreement to lease a custom-built truck equipped with an advertising display at $200 per month. At the end of the lease period, the agreement automatically renews for an additional 5-year period unless terminated by either party 90 days prior to the expiration date.

The table below represents the minimum annual lease payments for the length of the remaining lease period.

Fiscal Year End	Annual payment

September 30, 2017	$ 2,400
September 30, 2018	$ 2,400
September 30, 2019	$ 2,400
September 30, 2020	$ 2,400
Total over 4 years	$ 9,600

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 28, 2016, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures  as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•

Limited or no segregation of duties and lack of multiple levels of supervision and review.

•

No independent directors.

•

Ineffective controls over financial reporting.

•

Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

/s/ Paul Conforte

Paul Conforte

CEO, President and Director

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of December 28, 2016, are as follows:

Name	Age	Principal Positions With Us

Paul Conforte	40	President, Secretary, Treasurer and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Paul Conforte - President, Secretary, Treasurer and Director

From 2010 - Present, Real Estate Agent, Xpand Realty, Las Vegas, Nevada.  Responsibilities include listing and selling of homes, coordinating appointments to show properties to prospective buyers, confer with title companies, lenders, and home inspectors to ensure that the terms and conditions of purchase agreements are met before closing.  From 2005 - 2010 Realtor, Century 21 JR Realty, Henderson, Nevada.  Responsibilities include listing and selling of homes, coordinating appointments to show properties to prospective buyers, confer with title companies, lenders, and home inspectors to ensure that the terms and conditions of purchase agreements are met before closing.  From 1996 - 2005, Sales Associate, Ace Industrial Supply, Burbank, California.  Sales Associate responsible for developing and maintaining customer accounts with our in-house sales force as well as prospecting and networking in the field.  Mr. Conforte has a Bachelor Degree in Business Management from University of Nevada Las Vegas 2004 and a Associates of Arts and Business Degree from Tri-C University, Cleveland, Ohio 1999.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of one member, Paul Conforte.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.

any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.

any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

any Federal or State securities or commodities law or regulation; or

ii.

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended September 30, 2016, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended September 30, 2016 or the period August 22, 2015, our inception, through September 30, 2015.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives. To date, we have not paid any incentive cash bonuses to our management.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders.

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended September 30, 2016 or the period August 22, 2015, our inception, through September 30, 2015.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period August 22, 2015 (Inception) through September 30, 2015 and during the year ended September 30, 2016 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Paul Conforte	CEO	2016	-	-	-	-	-	-	-
		2015

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from August 22, 2015 (Inception) to September 30, 2015 and during the year ended September 30, 2016 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Conforte	2016	-	-	-	-	-	-	-
	2015

Employment Agreements and Benefits

We currently have one employee, Mr. Paul Conforte. There are no executive employment agreements with us.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from August 22, 2015 (Inception) to September 30, 2015 or the year ended September 30, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from August 22, 2015 (Inception) to September 30, 205 or the year ended September 30, 2016.

Grants of Plan-Based Awards

During the period from August 22, 2015 (Inception) to September 30, 2015 and the year ended September 30, 2016, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers during the period August 22, 2015 (Inception) through year ended September 30, 2015 and September 30, 2016.  No equity awards were made during the period August 22, 2015 (Inception) through September 30, 2015 and the year ended September 30, 2016.

Option Exercises and Stock Vested

During the period from August 22, 2015 (Inception) to September 30, 2015 and the year ended September 30, 2016, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from August 22, 2015 (Inception) to September 30, 205 and the year ended September 30, 2016, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into any employment agreements with our executive officers. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan. We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 28, 2016 for:

•

each person or group known to us to beneficially own 5% or more of our common stock;

•

each of our directors and director nominees;

•

each of our named executive officers; and

•

all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address 9345 Falls Peak Ave., Las Vegas, Nevada 89178.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 26, 2016, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Paul Conforte	8,000,000	66.67%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

Related party loans were $45 as of September 30, 2016

The Company does not own or rent property.  The office space is provided by an officer at no charge.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at PC Mobile Media Corp., 9345 Falls Peak Ave., Las Vegas, Nevada 89178 or by telephone at (702) 308-9670.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended September 30, 2016 and the year ended September 30, 2015.  Our principal auditor is Stevenson & Company CPAS LLC, 12421 N. Florida Avenue, Suite 113, Tampa, Florida 33612.  The fees were preapproved by our audit committee.

	Year Ended September 30, 2016	August 22, 2015 (inception) through September 30, 2015

Audit Fees	$5,700	$2,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$5,700	$2,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - Paul Conforte

32.1	906 Certification - Paul Conforte

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on January 19, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December 2016.

PC MOBILE MEDIA CORP.

By:  /s/ Paul Conforte

Paul Conforte

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Conforte Paul Conforte	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	December 28, 2016

/s/ Paul Conforte Paul Conforte	Secretary and Director	December 28, 2016

PC Mobile Media Corp.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - Paul Conforte

Exhibit 32.1	906 Certification - Paul Conforte