Form 10-Q
period 2016-12-31
PC Mobile Media Corp.
filed 2017-02-16
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-209027

____________________________

PC MOBILE MEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-4933278 (I.R.S. Employer Identification Number)

9345 Falls Peak Ave.

Las Vegas, Nevada 89178

(Address of principal executive offices)

(702) 308-9670

(Issuer’s telephone number, including area code)

___________

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 15, 2017

Common Stock, par value $0.001 per share	12,000,000 shares

PC MOBILE MEDIA CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PC Mobile Media Corp.

Condensed Balance Sheets

	December 31, 2016	September 30, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,575	$4,050
Accounts Receivable	$2,000
Total Current Assets	3,575	4,050
TOTAL ASSETS	$3,575	$4,050

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$20,375	$19,400
Related Party Loans	45	45
Total Current Liabilities	20,420	19,445
TOTAL LIABILITIES	20,420	19,445

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at December 31, 2016 and September 30, 2016	12,000	12,000
Additional Paid In Capital	36,000	36,000
Accumulated Deficit	(64,845)	(63,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,845)	(15,395)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,575	$4,050

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Operations

Unaudited

	Three months ended December 31, 2016	Three months ended December 31, 2015

REVENUE
Revenues	$4,000	$-
Total Revenues	$4,000	$-

EXPENSES
General & Administrative	1,600	618
Professional Fees	3,850	5,100
Total Expenses	5,450	5,718

LOSS FROM OPERATIONS	(1,450)	(5,718)

Provision for Income Taxes	-	-

NET LOSS	$(1,450)	$(5,718)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Cash Flows

Unaudited

	Three months ended December 31, 2016	Three months ended December 31, 2015

OPERATING ACTIVITIES
Net Income	$(1,450)	$(5,718)
Adjustments to reconcile Net Income
to net cash provided by operations:
(Increase) decrease in Accounts Receivable	$(2,000)
Increase (decrease)in AP & Accrued Expenses	975	600
Net cash used by Operating Activities	$(2,475)	$(5,118)

FINANCING ACTIVITIES
Issuance of Common Stock	-	-
Related Party Loans	-	2,518
Net cash provided (used) by Financing Activities	$-	$2,518

Net increase (decrease) in Cash for period	(2,475)	(2,600)
Cash at beginning of period	4,050	5,025
Cash at end of period	$1,575	$2,425

Supplemental Cash Flow Information and Noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

PC Mobile Media Corp.

Notes to the Unaudited Condensed Interim Financial Statements

December 31, 2016

NOTE 1 - NATURE OF OPERATIONS

PC Mobile Media Corp. (“PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015.  The primary business of the company is to offer mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

The balance sheet as of September 30, 2016 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most current filing on Form 10-K filed with the SEC on December 31, 2016.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2016, and results of its operations and its cash flows for the three months then ended have been made.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through December 31, 2016, the Company had just begun operations. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, and statements of operations and cash flows, of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2016 audited financial statements. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the operating results for a full year.

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

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2016 and September 30, 2016, no advertising costs have been incurred.

Property

The Company does not own or rent office space.  The office space is provided by the CEO at no charge.

On October 5, 2015, the Company signed a 5-year lease for the rental of a custom-built promotion/advertising exhibit vehicle at $200 per month with no interest.  At December 31, 2016 and September 30, 2016, $600 and $2,400, respectively, has been accrued, are payable and have not been paid.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At December 31, 2016 and September 30, 2016, the Company had $1,575 and $4,050 in cash, respectively.

Accounts Receivable

Accounts receivable are measured at amortized cost and shown net of allowance for doubtful accounts. At December 31, 2016 and September 30, 2016, the Company had $2,000 and $0 in accounts receivable, and $0 and $0 in allowance for doubtful accounts, respectively.

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

As of December 31, 2016 and December 31, 2015, the Company realized revenue in the amount of $4,000 and $0, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have and has included the appropriate disclosures in Note 2 to these financial statements.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this new requirement on the cash flows of the Company.

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both December 31, 2016 and September 30, 2016, 12,000,000 common shares were issued and outstanding.

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

At December 31, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2016 and September 30, 2016, the President has loaned the Company $45 and $45, respectively. The loans are payable on demand and carry no interest.

The Company does not own or rent property or office space.  The office space is provided by an officer at no charge.

NOTE 6 - CUSTOMER CONTRACTS

On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement with 2 Drink LLC for 12 months of mobile billboard advertising at $2,000 per month.  The agreement was initially set up to run from October 1, 2016 through September 30, 2017, but the first month of service was November 2016. At December 31, 2016, the Company had performed two months of service, $4,000 total, and had accounts receivable in the amount of $2,000.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 13, 2017, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Results of Operations for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenues.  The Company’s revenues were $4,000 for the three ended December 31, 2016 as compared to $0 for the three months ended December 31, 2015.  On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement for 12 months of mobile billboard advertising at $2,000 per month.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended December 31, 2016 were $1,600 as compared to $618 for the three months ended December 31, 2015. General and administrative expenses increased because the Company incurred expenses related to the increase in audit and transfer agent fees.

Professional Fees.  Professional Fees for the three months ended December 31, 2016 were $3,850 as compared to $5,100 for the three months ended December 31, 2015. General and administrative expenses decreased because the Company did not incur the additional legal fees related to the initial S-1 filing.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2016	As of September 30, 2016

Cash and Cash Equivalents	$1,575	$4,050
Working Capital (Deficit)	(16,845)	(15,395)
Liabilities	20,420	19,445

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

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended December 31, 2016 in the amount of $2,475.  We experienced negative cash flow from operating activities for the three months ended December 31, 2015 in the amount of $5,118.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended December 31, 2016 and December 31, 2015 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended December 31, 2016 and December 31, 2015 was $0 and $2,518, respectively.

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

Management has been successful in raising $40,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.  The Company currently has $1,575 in cash to meet its current obligations, requiring additional capital for operating cash flow.  As of our quarter ending December 31, 2016, our auditor has expressed substantial doubt for continuation as a going concern.

At December 31, 2016, the Company is in contract with 2 Drink LLC to provide mobile billboard advertising services at $2,000 per month.  The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Material Commitments

There were no material commitments during the three months ended December 31, 2016.

Purchase of Furniture and Equipment

We purchased no equipment during the three months ended December 31, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have and has included the appropriate disclosures in Note 2 to these financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

DATE:  February 15, 2017

By: /s/ Paul Conforte

    Paul Conforte

    Chairman, President, Chief Executive Officer

    and Treasurer (Principal Accounting Officer

    and Authorized Officer)

PC Mobile Media Corp.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Paul Conforte

Exhibit 32.1	906 Certification - Paul Conforte