Form 10-K/A
period 2016-09-30
PC Mobile Media Corp.
filed 2017-05-18
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This 10K is being amended for the sole purpose of checking “Yes” to the above question inquiring whether the registrant is a shell.  No other changes are being made to the filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May 2017.

PC MOBILE MEDIA CORP.

By:  /s/ Paul Conforte

Paul Conforte

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Conforte Paul Conforte	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	May 17, 2017

/s/ Paul Conforte Paul Conforte	Secretary and Director	May 17, 2017

3