Form 10-Q/A
period 2016-12-31
PC Mobile Media Corp.
filed 2017-05-18
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This 10Q is being amended for the sole purpose of checking “Yes” to the above question inquiring whether the registrant is a shell.  No other changes are being made to the filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MOBILE MEDIA CORP.

DATE:  May 17, 2017

By: /s/ Paul Conforte

    Paul Conforte

    Chairman, President, Chief Executive Officer

    and Treasurer (Principal Accounting Officer

    and Authorized Officer)

3