Form 10-Q
period 2017-06-30
PC Mobile Media Corp.
filed 2017-08-11
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

__________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common Stock, par value $0.001 per share	12,000,000 shares

PC MOBILE MEDIA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PC Mobile Media Corp.

Condensed Balance Sheets

	June 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash	$54	$4,050
Total Current Assets	54	4,050
TOTAL ASSETS	$54	$4,050

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$-	$19,400
Related Party Loans	54	45
Total Current Liabilities	54	19,445
TOTAL LIABILITIES	54	19,445

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at June 30, 2017 and September 30, 2016	12,000	12,000
Additional Paid In Capital	58,840	36,000
Accumulated Deficit	(70,840)	(63,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	-	(15,395)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$54	$4,050

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016

REVENUE
Revenues	$-	$-	$10,000	$-
Total Revenues	$-	$-	$10,000	$-

EXPENSES
General & Administrative	4,715	15,801	7,245	17,745
Professional Fees	5,150	3,700	10,200	14,000
Total Expenses	9,865	19,501	17,445	31,745

LOSS FROM OPERATIONS	(9,865)	(19,501)	(17,445)	(31,745)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(9,865)	$(19,501)	$(7,445)	$(31,745)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	10,618,956	12,000,000	8,869,799

The accompanying notes are an integral part of these unaudited financial statements.

PC Mobile Media Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016

OPERATING ACTIVITIES
Net Loss	$(7,445)	$(31,745)
Adjustments to reconcile Net Loss to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	(19,400)	18,000
Net cash used by Operating Activities	$(26,845)	$(13,745)

FINANCING ACTIVITIES
Issuance of Common Stock	-	40,000
Contributed Capital	$22,840
Related Party Loans	9	(955)
Net cash provided (used) by Financing Activities	$22,849	$39,045

Net increase (decrease) in Cash for period	(3,996)	25,300
Cash at beginning of period	4,050	5,025
Cash at end of period	$54	$30,325

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

PC MOBILE MEDIA CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

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

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2017, and results of its operations and its cash flows for the nine months then ended have been made.

On June 28, 2017, Paul Conforte, the holder of an aggregate of 8,000,000 shares of Common Stock of PC Mobile Media Corp sold all 8,000,000 Shares to twelve (12) purchasers for a total price of $275,000 or $.034 per share. As a result, a change of control occurred which resulted in the purchasers owning approximately 66.67% of the issued and outstanding shares of the Company.  In addition, per an Assignment of Rights and Assumption of Liabilities Agreement, dated June 28, 2017, Mr. Conforte retained all assets and assumed all liabilities of the Company through June 30, 2017.

On the same day, Mr. Conforte resigned all officer positions, including Chairman of the Board.  Lam Chi Kwong Leo was appointed Chairman of the Board and Chief Executive Officer. Lee Hiu Lan was appointed as Secretary, Treasurer, and Chief Financial Officer. Chan Tung Ngai and Hu Jiasheng were both appointed as a Director. The appointments were effective on June 28, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through June 30, 2017, the Company has had minimal operations, and has accumulated a deficit of $70,840. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, and statements of operations and cash flows, of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2016 audited financial statements.  The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for a full year.

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

Advertising

Advertising costs are expensed as incurred.  As of June 30, 2017 and September 30, 2016, no advertising costs have been incurred.

Property

On October 5, 2015, the Company signed a 5-year lease for the rental of a custom-built promotion/advertising exhibit vehicle at $200 per month with no interest. At June 30, 2017 and September 30, 2016, rent expense of $1,800 and $2,400, respectively, had been accrued.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At June 30, 2017 and September 30, 2016, the Company had $54 and $4,050 in cash, respectively.

Accounts Receivable

Accounts receivable are measured at amortized cost and shown net of allowance for doubtful accounts.  At June 30, 2017 and September 30, 2016, the Company had $0 and $0 in accounts receivable, and $0 and $0 in allowance for doubtful accounts, respectively.  The Company canceled the agreement in April 2017 due to non-payment (See Note 6).  No services were provided during the quarter ending June 30, 2017.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists

•

the product has been shipped or the services have been rendered to the customer

•

the sales price is fixed or determinable

•

collectability is reasonably assured

For the three months ended June 30, 2017 and June 30, 2016, the Company realized revenue in the amount of $0 and $0, respectively.  For the nine months ended June 30, 2017 and June 30, 2016, the Company realized revenue in the amount of $10,000 and $0, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our financial statements.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both June 30, 2017 and September 30, 2016, 12,000,000 common shares were issued and outstanding.

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

On June 30, 2017, the former shareholder released the debt owed to him in the amount of $22,840, per the June 28, 2017 Assignment of Rights and Assumption of Liabilities Agreement.  This amount is represented in the financial statements as Contributed Capital.

At June 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2017 and September 30, 2016, the former officer had loaned the Company $54 and $45, respectively.  Per the June 28, 2017 Assignment of Rights and Assumption of Liabilities Agreement, the officer released his loans in the amount $22,840, and the amount was booked as Contributed Capital.

At June 30, 2017, Mr. Todd, the owner of the leased vehicle, provided the Company with a memo stating that the amount due to him of $4,200 had been personally paid by the former President. The $4,200 was booked against Accounts Payable, and was included in the Shareholder loan amount that was released at June 30, 2017.

At June 30, 2017, a related party provided the Company with a memo stating that he had paid the amount due to Island Capital Management of $7,000, and had been paid back by the former President personally. The $7,000 was booked against Accounts Payable, and was included in the Shareholder loan amount that was released at June 30, 2017.

NOTE 6 - CUSTOMER CONTRACTS

On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement with 2 Drink LLC for 12 months of mobile billboard advertising at $2,000 per month.  The agreement was initially set up to run from October 1, 2016 through September 30, 2017, but the first month of service was November 2016.  At June 30, 2017, the company had performed five months of service for a total of $10,000 in total revenue.  The Company canceled the agreement in April 2017 due to non-payment.  No services were provided during the quarter ending June 30, 2017.  At June 30, 2017 and September 30, 2016, $0 and $0, respectively, was owed to the Company.

NOTE 7 - SUBSEQUENT EVENTS

On July 28, 2017, the former officer closed the Company’s bank account from which he received $54.  This amount was used to pay the $54 balance in related party loans.

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

On June 28, 2017, Paul Conforte, the holder of an aggregate of 8,000,000 shares of Common Stock of PC Mobile Media Corp sold all 8,000,000 Shares to twelve (12) purchasers. As a result, a change of control occurred which resulted in the purchasers owning approximately 66.67% of the issued and outstanding shares of the Company.  In addition, per an Assignment of Rights and Assumption of Liabilities Agreement, dated June 28, 2017, Mr. Conforte retained all assets and assumed all liabilities of the Company through June 30, 2017.

On the same day, Mr. Conforte resigned all officer positions, including Chairman of the Board.  Lam Chi Kwong Leo was appointed Chairman of the Board and Chief Executive Officer. Lee Hiu Lan was appointed as Secretary, Treasurer, and Chief Financial Officer. Chan Tung Ngai and Hu Jiasheng were both appointed as a Director. The appointments were effective on June 28, 2017.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues. The Company’s revenues were $0 for the three months ended June 30, 2017 as compared to $0 for the three months ended June 30, 2016.  On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement for 12 months of mobile billboard advertising at $2,000 per month.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2017 were $4,715 as compared to $15,801 for the three months ended June 30, 2016. General and administrative expenses incurred related to professional fees associated with compliance and DTC eligibility.

Professional Fees.  Professional Fees for the three months ended June 30, 2017 were $5,150 as compared to $3,700 for the three months ended June 30, 2016. General and administrative expenses decreased because the Company did not incur the additional legal and filing fees related to the initial S-1 filing.

Results of Operations for the Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016

Revenues. The Company’s revenues were $10,000 for the nine months ended June 30, 2017 as compared to $0 for the nine months ended June 30, 2016.  On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement for 12 months of mobile billboard advertising at $2,000 per month.  The Company cancelled the agreement in April 2017 due to non-payment.  No services were provided in the quarter ended June 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended June 30, 2017 were $7,245 as compared to $17,745 for the nine months ended June 30, 2016. General and administrative expenses increased because the Company incurred expenses related to the increase in audit fees, transfer agent fees and expenses related to operating the Company.

Professional Fees.  Professional Fees for the nine months ended June 30, 2017 were $10,200 as compared to $14,000 for the nine months ended June 30, 2016. General and administrative expenses decreased because the Company did not incur the additional legal and filing fees related to the issuance of shares to multiple shareholders.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2017	As of September 30, 2016

Cash and Cash Equivalents	$54	$4,050
Working Capital (Deficit)	-	(15,395)
Liabilities	54	19,445

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

Net Cash Used in Operating Activities

395We experienced negative cash flow from operating activities for the nine months ended June 30, 2017 in the amount of $26,845.  We experienced negative cash flow from operating activities for the nine months ended June 30, 2016 in the amount of $13,745.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended June 30, 2017 and June 30, 2016 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2017 and June 30, 2016 was $22,849 and $39,045, respectively.

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

Management has been successful in raising $40,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.  The Company currently has $54 in cash to meet its current obligations, requiring additional capital for operating cash flow.  As of our quarter ending June 30, 2017, our auditor has expressed substantial doubt for continuation as a going concern.

At June 30, 2017, the Company was no longer under contract with 2 Drink LLC to provide mobile billboard advertising services at $2,000 per month.  The agreement was initially set up to run from October 1, 2016 through September 30, 2017, but the first month of service was November 2016.  At March 31, 2017, the Company had performed five months of service for a total of $10,000 in total revenue.  The Company canceled the agreement in April 2017 due to non-payment.  No services were provided during the quarter ending June 30, 2017.  The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Material Commitments

There were no material commitments during the nine months ended June 30, 2017.

Purchase of Furniture and Equipment

We purchased no equipment during the nine months ended June 30, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our financial statements.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

/s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

  Chairman of the Board f Directors, Chief Executive Officer and President

  (Principal Executive Officer)

/s/ Lee Hiu Lan

Lee Hiu Lan

  Chief Financial Officer

  (Principal Financial Officer and Accounting Officer)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan

(b) Reports on Form 8-K

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

On June 28, 2017, Mr. Conforte resigned all officer positions with the Company and resigned as Chairman of the Board (but remained a Board member).  Mr. Conforte also resigned as a director of the Company, provided that his resignation is subject to and not effective until the close of business on the 10th day after the Company distributes an information statement to its shareholders in accordance with SEC Rule 14f-1.  The Company did not have any committees, and therefore Mr. Conforte never served on any committees. Mr. Conforte did not resign as a result of any disagreement with the Company.

Mr. Lam Chi Kwong Leo was appointed Chairman of the Board, and the Board appointed the following officers and directors:

Name	Age	Position(s)
Lam Chi Kwong Leo	40	CEO, Director, President, Chairman
Lee Hiu Lan	28	CFO, Treasurer, Secretary
Chan Tung Ngai	29	Director
Hu Jiasheng	47	Director

Item 4.01 Change in Registrant's Certifying Accountant

Resignation of Previous Independent Registered Public Accounting Firm

On July 14, 2017, PC Mobile Media Corp. (the “Company”) received notification from Stevenson & Company CPAS LLC (“Stevenson”), the Company’s independent registered public accounting firm, advising the Company of Stevenson’s resignation as the Company’s independent registered public accounting firm on July 14, 2017.

Engagement of New Independent Registered Public Accounting Firm

After the resignation as the Company's independent auditor by Stevenson, the Board of Directors of the Company elected to appoint TAAD LLP ("TAAD") as the Company's independent auditor on July 18, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC MOBILE MEDIA CORP.

DATE:  August 11, 2017

By: /s/  Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chairman of the Board of Directors, Chief Executive Officer and President

(Principal Executive Officer)

By: /s/  Lee Hiu Lan

Lee Hiu Lan

Chief Financial Officer

(Principal Financial and Accounting Officer)

PC Mobile Media Corp.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan