Form 10-K
period 2017-09-30
Ando Holdings Ltd.
filed 2017-12-01
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  333-182113

Ando Holdings Ltd.

(fka PC Mobile Media Corp.)

(Exact name of registrant as specified in its charter)

Nevada	47-4933278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road

Tsim Sha Tsui, Kowloon, Hong Kong   00000

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   +852 23519122

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At November 30, 2017, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

ii

Ando Holdings Ltd.

FORM 10-K

For The Fiscal Year Ended September 30, 2017

iii

Explanatory Note

In this Annual Report on Form 10-K, Ando Holdings Ltd. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. We are a development stage company with a plan of operation that offers mobile billboard display advertising.  Our planned initial market will primarily occur in the Las Vegas area.

On June 28, 2017 Mr. Paul Conforte, President and the holder of an aggregate of 8,000,000 shares of Common Stock of PC Mobile Media Corp., representing approximately 66.67% of the issued and outstanding Shares of the Company, sold all 8,000,000 Shares to 12 purchasers. On the same day Mr. Conforte resigned all positions, including Chairman of the Board.  Lam Chi Kwong Leo was appointed Chairman of the Board and Chief Executive Officer. Lee Hiu Lan was appointed as Secretary, Treasurer, and Chief Financial Officer. Chan Tung Ngai and Hu Jiasheng were both appointed as a Director. The appointments were effective on June 28, 2017.  At present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

For the twelve month period ended September 30, 2017, we generated revenues in the amount of $10,000 and had a net loss in the amount of $16,195.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April 2012. Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our principal executive offices are located at Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is +852 23519122. We were incorporated under the laws of the State of Nevada on August 22, 2015. Our fiscal year end is September 30.

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

At the present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

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

Personnel

As of November 30, 2017, we employed two persons on a part-time basis. None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. The Company does not own or rent property. The office space is provided by an officer at no charge. We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on OTC Markets under the symbol “ADHG”.

Holders of Record

As of September 30, 2017 and November 30, 2017, respectively, there were 28 shareholders of record of the Company’s common stock.

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

None.

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

Overview

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015.  We plan to offer mobile billboard display advertising and our initial market will primarily occur in the Las Vegas area.

At present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

On September 5, 2017, the amendment to the Company’s articles of incorporation was declared effective in the State of Nevada.  The amendment changes the name of the Company from PC Mobile Media Corp. to Ando Holdings Ltd.

As of September 25, 2017, FINRA accepted the name change and issued a new trading symbol for the Company.  The new trading symbol for the Company is ADHG.

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

At the present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

Results of Operations for the Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016

Revenues. The Company had revenue in the amount of $10,000 for the year ended September 30, 2017, as compared to $0 for the year ended September 30, 2016.   The change in revenue was due to a mobile advertising contract being executed in October 2016, and being cancelled in April 2017 due to non-payment.  At September 30, 2017, all revenue relating to the contract had been received.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2017 were $3,660 as compared to $27,720 for the year ended September 30, 2016. General and administrative expenses decreased due to the Company having had nominal operations and having incurred lower transfer and filing expenses.

Professional Fees. Professional fees for the year ended September 30, 2017 were $22,535 as compared to $32,700 for the year ended September 30, 2016. Professional fees reduced due to the decrease in consulting fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	September 30, 2017	September 30, 2016

Cash	$-	$4,050
Prepaid Expenses	7,900	-
Related Party Loans	14,150	45
Working Deficit	(8,750)	(15,395)
Total Current liabilities	$16,650	$19,445

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the year ended September 30, 2017 of $40,995 due to cash used to fund a net loss of $16,195, and a change of control of the Company that resulted in all liabilities at June 30, 2017 being paid in full by the former officer.  We experienced net cash used in operating activities of $41,020 for the year ended September 30, 2016 due to cash used to fund a net loss of $60,420 and an increase accounts payable.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended September 30, 2017 and 2016.

Net Cash Provided by Financing Activities

We experienced net cash provided by financing activities in the amount of $36,945 for year ended September 30, 2017 due to related party loans and contributed capital related to the Company’s change of control.  We experienced net cash provided by financing activities in the amount of $40,045 for the year ended September 30, 2016, due to the sale of common stock and related party loans.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements.

Material Commitments

On March 18, 2017, Ando Capital Investment Limited engaged Acorn Assets & Equity Limited to identify and precipitate the purchase of a public company through a Consulting Agreement.  On August 29, 2017, a supplement to the Consulting Agreement was signed to clarify certain terms of the agreement.  The supplementary document states that the transfer agent fees incurred in the purchase, such as cancelation or issuance of share certificates, new CUSIP application, and printing of new share certificate templates, will be paid by Acorn Assets & Equity Limited until the completion of the initial Consulting Agreement.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended September 30, 2017.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At September 30, 2017, we have no cash equivalents.

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

Recent Accounting Pronouncements

Reference is made to the Recent Accounting Pronouncements in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ando Holdings Ltd.

We have audited the accompanying balance sheets of Ando Holdings Ltd. (the “Company”) as of September 30, 2017, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ando Holdings Ltd. as of September 30, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has not yet established an ongoing source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, California

November 30, 2017

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PC Mobile Media Corp.

We have audited the accompanying balance sheet of Ando Holdings Ltd. (formally known as PC Mobile Media Corp.) as of September 30, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ando Holdings Ltd. (formally known as PC Mobile Media Corp.) as of September 30, 2016, and the results of its operations and its cash flows for the year ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

December 28, 2016

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Balance Sheets

	September 30, 2017	September 30, 2016

ASSETS
Current Assets
Cash	$-	$4,050
Prepaid Expenses	7,900	-
Total Current Assets	7,900	4,050
TOTAL ASSETS	$7,900	$4,050

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$2,500	$19,400
Related Party Loans	14,150	45
Total Current Liabilities	16,650	19,445
TOTAL LIABILITIES	16,650	19,445

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at September 30, 2017 and September 30, 2016	12,000	12,000
Additional Paid In Capital	58,840	36,000
Accumulated Deficit	(79,590)	(63,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,750)	(15,395)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$7,900	$4,050

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Statements of Operations

	Year ended September 30, 2017	Year ended September 30, 2016

REVENUE
Revenues	$10,000	$-
Total Revenues	$10,000	$-

EXPENSES
General and Administrative	3,660	27,720
Professional Fees	22,535	32,700
Total Expenses	26,195	60,420
LOSS FROM OPERATIONS	(26,195)	(60,420)

Provision for Income Taxes	-	-
	$(16,195)	$(60,420)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	9,656,626

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Statements of Changes In Stockholders' Equity (Deficit)

From Inception (August 22, 2015) to September 30, 2017

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2015	8,000,000	$8,000		$(2,975)	$5,025

Shares issued per offering for cash at $0.01 per share at June 30, 2016	4,000,000	4,000	36,000		40,000

Net (loss) for the year ended September 30, 2016				(60,420)	(60,420)

Balance, September 30, 2016	12,000,000	$12,000	$36,000	$(63,395)	$(15,395)

Contributed Capital per Assignment Agreement dated June 28, 2017.			$22,840		$22,840

Net (loss) for the year ended September 30, 2017				(16,195)	(16,195)

Balance, September 30, 2017	12,000,000	$12,000	$58,840	$(79,590)	$(8,750)

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Statements of Cash Flows

	Year ended September 30, 2017	Year ended September 30, 2016

OPERATING ACTIVITIES
Net Loss	$(16,195)	$(60,420)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Increase (decrease) in Prepaid Expenses	$(7,900)
Increase (decrease)in AP & Accrued Expenses	(16,900)	19,400
Net cash used by Operating Activities	$(40,995)	$(41,020)

FINANCING ACTIVITIES
Issuance of Common Stock	-	40,000
Contributed Capital	$22,840
Related Party Loans	14,105	45
Net cash provided (used) by Financing Activities	$36,945	$40,045

Net increase (decrease) in Cash for period	(4,050)	(975)
Cash at beginning of period	4,050	5,025
Cash at end of period	$-	$4,050

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Expenses paid on behalf of the Company	$1,215	$-

The accompanying notes are an integral part of these financial statements.

ANDO HOLDINGS LTD. FKA PC MOBILE MEDIA CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd., fka PC Mobile Media Corp. (“Ando Holdings Ltd., fka PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30.  The primary business of the company is to offer mobile billboard display advertising.  Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

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

On the same day, Mr. Conforte resigned all officer positions, including Chairman of the Board.  Lam Chi Kwong Leo was appointed Chairman of the Board and Chief Executive Officer. Lee Hiu Lan was appointed as Secretary, Treasurer, and Chief Financial Officer. Chan Tung Ngai and Hu Jiasheng were both appointed as a Director. The appointments were effective on June 28, 2017.  At present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

On September 5, 2017, the amendment to the Company’s articles of incorporation was declared effective in the State of Nevada, changing the Company’s name from PC Mobile Media Corp. to Ando Holdings Ltd.  As of September 25, 2017, FINRA accepted the name change and issued ADHG as the new trading symbol of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through September 30, 2017, the Company has had minimal operations, and has accumulated a deficit of $79,590. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The sole officer/director has agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection, and disclosure of critical accounting policies with the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ based upon different estimates and assumptions.

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows, and changes in stockholders' equity (deficit), of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2017 and 2016, the Company had cash of $0 and $4,050, respectively.

Accounts Receivable

Accounts receivable are measured at amortized cost and shown net of allowance for doubtful accounts. At September 30, 2017 and September 30, 2016, the Company had $0 and $0 in accounts receivable, and $0 and $0 in allowance for doubtful accounts, respectively. The Company canceled the Mobile Billboard Rental Agreement in April 2017 due to non-payment (See Note 8).  No services were provided during the quarter ending September 30, 2017.

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

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2017 and September 30, 2016, no advertising costs have been incurred.

Income Taxes

The Company accounts for income taxes as outlined in Accounting Standard Codification (ASC) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure became effective for periods ending after December 15, 2016.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern, and has included the appropriate disclosures in Note 2 to these financial statements.

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

NOTE 4 - PREPAID EXPENSES

Transfer agent fees in the amount of $400, and OTCQB annual fees of $7,500 are included as prepaid expenses. These expenses are stated at acquisition cost and are charged to expense over the periods the Company expects to benefit from them. At September 30, 2017 and 2016, the Company has prepaid expenses of $7,900 and $0, respectively.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both September 30, 2017 and 2016, 12,000,000 common shares are issued and outstanding.

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

As of June 28, 2017, and prior to his resignation, the Company’s President released the liability owed to him in the amount of $22,840 as part of the Assignment of Rights and Assumption of Liabilities Agreement. This amount was added to the Equity Statement as Contributed Capital.

At September 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2017 is as follows:

	September 30, 2017	September 30, 2016
Net operating loss carry forward	79,590	63,395
Effective Tax rate	34%	34%
Deferred Tax Assets	27,061	21,554
Less: Valuation Allowance	(27,061)	(21,554)
Net deferred tax assets	$ 0	$ 0

The net federal operating loss carry forward will expire in 2037. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The Company has open tax years of September 30, 2015, 2016 and 2017.

NOTE 7 - RELATED PARTY TRANSACTIONS

At September 30, 2017, an affiliate has paid expenses on behalf of the Company in the amount of $14,150. The loans are unsecured, payable on demand, and carry no interest.

At September 30, 2016, a former officer had loaned the Company $45. The loan was unsecured, payable on demand, and carried no interest.

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

NOTE 8 - CUSTOMER CONTRACTS

On October 1, 2016, the Company entered into a Mobile Billboard Rental Agreement with 2 Drink LLC for 12 months of mobile billboard advertising at $2,000 per month.  The agreement was initially set up to run from October 1, 2016 through September 30, 2017, but the first month of service was November 2016.  At June 30, 2017, the company had performed five months of service for a total of $10,000 in total revenue.  The Company canceled the agreement in April 2017 due to non-payment.  No services were provided during the quarters ending June 30, 2017 and September 30, 2017.  At September 30, 2017 and September 30, 2016, $0 and $0, respectively, was owed to the Company.

NOTE 9 - LEASES

On October 5, 2015, the Company entered into a 5-year agreement to lease a custom-built truck equipped with an advertising display at $200 per month. At the end of the lease period, the agreement automatically renews for an additional 5-year period unless terminated by either party 90 days prior to the expiration date.  The lease was cancelled as of June 30, 2017.

At June 30, 2017, Mr. Todd, the owner of the leased vehicle, provided the Company with a memo stating that the amount due to him of $4,200 had been personally paid by the former President. The $4,200 was booked against Accounts Payable, and was included in the Shareholder loan amount that was released at June 30, 2017.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On March 18, 2017, Ando Capital Investment Limited engaged Acorn Assets & Equity Limited to identify and precipitate the purchase of a public company through a Consulting Agreement.  On August 29, 2017, a supplement to the Consulting Agreement was signed to clarify certain terms of the agreement.  The supplementary document states that the transfer agent fees incurred in the purchase, such as cancelation or issuance of share certificates, new CUSIP application, and printing of new share certificate templates, will be paid by Acorn Assets & Equity Limited until the completion of the initial Consulting Agreement.

As of September 30, 2017, Acorn Assets & Equity Limited has paid transfer agent fees in the amount of $1,215 on behalf of Ando Holdings Ltd.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

As stated in Note 10, Acorn Assets & Equity Limited (“Acorn”) is responsible for paying transfer agent fees on behalf of the Company per the supplement to their Consulting Agreement. From October 1, 2017 to November 30, 2017, Acorn has paid transfer agent fees in the amount of $2,615 on behalf of Ando Holdings Ltd.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Item 9B. Other Information.

Item 5.01 Changes in Control of Registrant.

On June 28, 2017 (“Closing Date”), Mr. Paul Conforte, the holder of an aggregate of 8,000,000 shares of Common Stock (“Shares”) of PC Mobile Media Corp (the “Company”), representing approximately 66.67% of the issued and outstanding Shares of the Company as of the Closing Date, sold all 8,000,000 Shares to twelve (12) purchasers shown in the table below.  As a result, on the Closing Date, a change of control occurred which resulted in the Purchasers owning, in the aggregate, Common Stock representing approximately 66.67% of the issued and outstanding Shares of the Company (based on a total of 12,000,000 issued and outstanding Shares.

Purchaser	Shares Purchased	% of Issued and Outstanding Shares
Asia Advisory Limited*	6,398,000	53.32
Lee Hiu Lan	147,000	1.23
Fan Chi Wai	442,000	3.68
Lau Wai Lun	120,000	1.00
Cheng Siu Kuen Carol	52,000	0.43
Fan Chi Wing	52,000	0.43
Chung Sau Yung	52,000	0.43
Chow Chung Yan**	147,400	1.23
Wu Chun Yin Steven	147,400	1.23
Chow Kin Fan	147,400	1.23
Lau Wai Kwong	147,400	1.23
Chan Yee Nor Edith	147,400	1.23

*Asia Advisory Limited is a company, which is wholly owned by our CEO, Mr. Lam Chi Kwong Leo.

**Ms. Chow Chung Yan is the spouse of Mr. Lam Chi Kwong Leo.

There are no arrangements or understandings among members of the former and new control groups and their associates with respect to the election of directors or other matters.

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

The audit reports of Stevenson on the Company’s consolidated financial statements as of and for the year ended September 30, 2016, and the period from Inception (August 22, 2015) through September 30, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Stevenson has not issued any report on the Company’s financial statements for the fiscal years ended September 30, 2016 and 2015. During the Company's two most recent fiscal years, and the subsequent interim period through July 14, 2017, there have been (1) no disagreements with Stevenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Stevenson would have caused Stevenson to make reference thereto in Stevenson’s reports on the financial statements for such years; and (2) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except for the matters set forth herein. The Company will authorize Stevenson to respond fully to the inquiries of the successor independent registered public accounting firm, which has yet to be selected.

The Company has provided Stevenson with a copy of the disclosures required by Item 304(a) of Regulation S-K contained in this Current Report on Form 8-K and has requested that Stevenson furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Stevenson agrees with the statements made by the Company in this Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A copy of Stevenson’s letter, dated July 14, 2017, is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Engagement of New Independent Registered Public Accounting Firm

After the resignation as the Company's independent auditor by Stevenson, the Board of Directors of the Company elected to appoint TAAD LLP ("TAAD") as the Company's independent auditor on July 18, 2017.

During the period from Inception (August 22, 2015) through the date hereof, neither the Company nor anyone acting on its behalf consulted TAAD with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that TAAD concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement with Stevenson which, if not resolved to the satisfaction of Stevenson, would have caused Stevenson to make reference to the matter in their report, or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 8.01 Other Events

On September 5, 2017, the amendment to the Company’s articles of incorporation was declared effective in the State of Nevada.  The amendment changes the name of the Company from PC Mobile Media Corp. to Ando Holdings Ltd.

As of September 25, 2017, FINRA accepted the name change and issued a new trading symbol for the Company. The new trading symbol for the Company is ADHG.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of November 30, 2017, are as follows:

Name	Age	Position(s)
Lam Chi Kwong Leo	40	CEO, Director, President, Chairman
Lee Hiu Lan	28	CFO, Treasurer, Secretary
Chan Tung Ngai	29	Director
Hu Jiasheng	47	Director

Lam Chi Kwong Leo- CEO, Director, President, Chairman

Mr. Lam graduated in 2000 from the University of Ottawa, Canada, with a Bachelor of Science degree. Since 2013, Mr. Lam was the Chief Executive Officer and one of the founders of Red Stone Global Investment, which provides a comprehensive range of financial services in risk management, fund-trading, offshore account, trust, asset refinancing and management. He was responsible for establishing the company structure, compliance monitoring system, and administrative system of the company.  From 2014 to 2015, Mr. Lam served as the Head of Fund Distributor of Asia One Financial Group, which provides comprehensive financial planning services and portfolio management services to institutional and individual clients in Asia.  He was responsible for the marketing of the fund distribution in Asia and had raised more than 25 million USD within 1 year. In June 2017, Mr. Lam was appointed as the President, Chairman, Chief Executive Officer and Director of the Company.

Lee Hiu Lan- CFO, Treasurer, Secretary

Lee Hiu Lan graduated from Hong Kong University of Science and Technology with a Bachelor of Business Administration degree (Professional Accountancy) in 2011. Ms. Lee, after graduation, worked in Deloitte Touche Tohmatsu for 3 years and she obtained the Certified Public Accountant designation in late 2014. She led the teams for auditing financial statements and reviewing the interim financial report of some major listed companies in Hong Kong. She left Deloitte Touche Tohmatsu with an exceed expectation performance appraisal from the management. After that, in 2015, Ms. Lee served as the Regional Operation Director of Sun Sin Ye (Shenzhen) Limited, fully in charge of the development of the chained restaurants in the mainland China. Overseeing internal controls and reviewing operating procedures among China offices for consistency was one of the major tasks. She took an active role in analyzing the financial performances of the whole group. In June 2017, Ms. Lee was appointed as the Chief Financial Officer, Treasury and Secretary of the Company, managing the financial strategy and operations of the group. She is committed to maximizing long-term shareholder value, ensuring a balanced portfolio of stable growth investment, and maintaining the high level of integrity and transparency for the Company.

Chan Tung Ngai- Director

Chan Tung Ngai achieved a Bachelor of Business Administration degree in Finance and Information System in the Hong Kong University of Science and Technology in 2010. Mr. Chan joined AXA Hong Kong as a management trainee in 2010. AXA is one of the largest insurance companies in the world. From 2010 to 2016, he played a supporting role to various insurance sectors including life insurance, Mandatory Provident Fund, employee benefit, bancassurance, and insurance brokerage, and he has led the development of the first-in-the-market mobile platform for employee benefit. He co-founded Guangdong Sinno Holdings Group, whose subsidiaries provide asset management, financing, information technology and renewable resources services, and is the executive chairman of the Group.

Since 2017, Mr. Chan has become the director of Hong Kong Wuyi Youth Association. The Association serves youngsters to fulfill their achievement by organizing various activities, such as startup funding. In June 2017, Mr. Chan was appointed as the Director of the Company.

Hu Jiasheng- Director

Mr. Hu holds a Bachelor of Administration Management degree from the Renmin University of China. Mr. Hu is the co-founder and the chairman of Guangdong Sinno Holdings Group, whose subsidiaries provide asset management, financing, information technology and renewable resources services. Mr. Hu founded Guangzhou Lirui Asset Management Company Limited in 2011 and has been focusing on trading of precious metals and wealth management. In June 2017, Mr. Hu was appointed as the Director of the Company.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of four members, Lam Chi Kwong Leo, Lee Hiu Lan, Chan Tung Ngai and Hu Jiasheng.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended September 30, 2017, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended September 30, 2017, or the period August 22, 2015, our inception, through September 30, 2017.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the year ended September 30, 2017 or the period August 22, 2015, our inception, through September 30, 2017.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period August 22, 2015 (inception) through September 30, 2016 and during the year ended September 30, 2017 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	CEO	2017	-	-	-	-	-	-	-

Lee Hiu Lan	CFO	2017	-	-	-	-	-	-	-

Chan Tung Ngai	Director	2017	-	-	-	-	-	-	-

Hu Jiasheng	Director	2017	-	-	-	-	-	-	-

Paul Conforte	CEO	2017	-	-	-	-	-	-	-

Paul Conforte	CEO	2016	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from August 22, 2015 (inception) to September 30, 2016 and during the year ended September 30, 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	2017	-	-	-	-	-	-	-

Lee Hiu Lan	2017	-	-	-	-	-	-	-

Chan Tung Ngai	2017	-	-	-	-	-	-	-

Hu Jiasheng	2017	-	-	-	-	-	-	-

Paul Conforte	2017	-	-	-	-	-	-	-

Paul Conforte	2016	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have two employees. Lam Chi Kwong Leo and Lee Hiu Lan. There are no executive employment agreements with between the employees and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from August 22, 2015 (inception) to September 30, 2016 or the year ended September 30, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from August 22, 2015 (inception) to September 30, 2016 or the year ended September 30, 2017.

Grants of Plan-Based Awards

During the period from August 22, 2015 (inception) to September 30, 2016 and the year ended September 30, 2017, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of September 30, 2017 and September 30, 2016.  No equity awards were made during the year ended September 30, 2017 and the year ended September 30, 2016.

Option Exercises and Stock Vested

During the period from August 22, 2015 (inception) to September 30, 2016 and the year ended September 30, 2017, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from August 22, 2015 (inception) to September 30, 2016 and the year ended September 30, 2017, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2017 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after November 30, 2017, through the exercise of any stock option, warrant or other right.  This table has been prepared based on 12,000,000 shares issued and outstanding as of November 30, 2017.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Lam Chi Kwong Leo (2)	6,398,000 (1)	53.32%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road	147,400 (indirect) (2)	1.09%
Tsim Sha Tsui, Kowloon, Hong Kong

Lee Hiu Lan	147,000	1.23%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Hu Jiasheng	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Chan Tung Ngai	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

All Directors & Officers	6,545,000	48.52%
as a group (4 persons)	147,400 (indirect)	1.23%

Shih Huang Jen	690,000	5.75%
13F, No. 11, Xinchun St., Tamsui Dist.,
New Taipei City 251, Taiwan

Lotus International Limited	800,000	6.67%
Portus Chambers, 4th Floor, Ellen Skelton Building, 3076 Sir Francis Drake Highway,
Road Town, Tortola, British Virgin Islands VG1110

Lin Su Hui	1,215,900	10.13%
2/F-S, No. 325 Zhongming Road, North District,
Taichung City, 404, TW

Sung Chen Tao	1,109,100	9.24%
No. 22 Lane 972 Section 2, Liming Road, Xitun District
Taichung City, 407, TW

(1) Lam Chi Kwong Leo’s 6,398,000 shares are held by Asia Advisory Limited, an entity beneficially owned and controlled by Mr. Lam Chi Kwong Leo.

(2) Represents shares owned by Ms. Chow Chung Yan, the spouse of Mr. Lam Chi Kwong Leo.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

At September 30, 2017, an affiliate, Ando Credit Limited, has paid expenses on behalf of the Company in the amount of $14,150. The loans are unsecured, payable on demand, and carry no interest.

At September 30, 2016, a former officer had loaned the Company $45. The loan was unsecured, payable on demand, and carried no interest.

The Company does not own or rent property.  The office space is provided by an officer at no charge.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that Lam Chi Kwong Leo is “independent” as such term is defined by the rules of OTC Markets.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Ando Holdings Ltd., Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong, or by telephone at +852 23519122.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended September 30, 2017 and the year ended September 30, 2016.

	Year Ended September 30, 2017	Year Ended September 30, 2016

Audit Fees	$14,000	$13,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$14,000	$13,500

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles Of Incorporation, as currently in effect

3.2	ByLaws, as currently in effect

31.1	302 Certification - Lam Chi Kwong Leo

32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of November 2017.

ANDO HOLDINGS LTD.

By:  /s/   Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	November 30, 2017

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	November 30, 2017