Form 10-Q
period 2017-12-31
Ando Holdings Ltd.
filed 2018-02-14
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-182113

____________________________

ANDO HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-4933278 (I.R.S. Employer Identification Number)

Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road

Tsim Sha Tsui, Kowloon, Hong Kong  00000

(Address of principal executive offices)

+852 23519122

(Issuer’s telephone number, including area code)

_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 14, 2018

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Balance Sheets

(Unaudited)

	December 31, 2017	September 30, 2017

ASSETS
Current Assets
Cash	$-	$-
Prepaid Expenses	5,165	7,900
Total Current Assets	5,165	7,900
TOTAL ASSETS	$5,165	$7,900

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$800	$2,500
Related Party Loans	22,725	14,150
Total Current Liabilities	23,525	16,650
TOTAL LIABILITIES	23,525	16,650

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at December 31, 2017 and September 30, 2017	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(89,200)	(79,590)
TOTAL STOCKHOLDERS' DEFICIT	(18,360)	(8,750)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,165	$7,900

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Operations

(Unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016

REVENUE
Revenues	$-	$4,000
Total Revenues	$-	$4,000

EXPENSES
General and Administrative	3,575	1,600
Professional Fees	6,035	3,850
Total Expenses	9,610	5,450

LOSS FROM OPERATIONS	(9,610)	(5,450)

Provision for Income Taxes	-	-

NET LOSS	$(9,610)	$(1,450)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016

OPERATING ACTIVITIES
Net Loss	$(9,610)	$(1,450)
Adjustments to reconcile Net Loss to net cash used in operations:
Decrease in Prepaid Expenses	$2,735	-
Increase in Accounts Receivable	-	$(2,000)
Increase (decrease)in Accounts Payable & Accrued Expenses	(1,700)	975
Net cash used in Operating Activities	$(8,575)	$(2,475)

FINANCING ACTIVITIES
Related Party Loans	8,575	-
Net cash provided by Financing Activities	$8,575	$-

Net increase (decrease) in Cash for period	-	(2,475)
Cash at beginning of period	-	4,050
Cash at end of period	$-	$1,575

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Expenses paid on behalf of the Company	$8,575	$-

The accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

Fka Pc Mobile Media Corp.

Notes to the Condensed Unaudited Financial Statements

December 31, 2017

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. fka PC Mobile Media Corp. (“Ando Holdings Ltd. fka PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30. The primary business of the company is to offer mobile billboard display advertising. Our mobile displays deliver a visual presentation that leaves the audience with an indelible impression.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through December 31, 2017, the Company has had minimal operations, and has accumulated a deficit of $89,200. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

The officers and directors have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2017 audited financial statements.  The results of operations for the period ended December 31, 2017 are not necessarily indicative of the operating results for a full year.

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

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2017 and December 31, 2016, no advertising costs have been incurred.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At December 31, 2017 and September 30, 2017, the Company had $0 and $0 in cash, respectively.

Accounts Receivable

Accounts receivable are measured at amortized cost and shown net of allowance for doubtful accounts.  At December 31, 2017 and September 30, 2017, the Company had $0 and $0 in accounts receivable, and $0 and $0 in allowance for doubtful accounts, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists

•

the product has been shipped or the services have been rendered to the customer

•

the sales price is fixed or determinable

•

collectability is reasonably assured

For the three months ended December 31, 2017 and December 31, 2016, the Company realized revenue in the amount of $0 and $4,000, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both December 31, 2017 and September 30, 2017, 12,000,000 common shares were issued and outstanding.

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

At December 31, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2017 and September 30, 2017, an affiliate has paid expenses on behalf of the Company in the amount of $22,725 and $14,150, respectively. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - PREPAID EXPENSES

Transfer agent fees and OTCQB annual fees are included as prepaid expenses. These expenses are stated at acquisition cost and are charged to expense over the periods the Company expects to benefit from them. At December 31, 2017 and September 30, 2017, the Company has prepaid expenses of $5,165 and $7,900, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2017 and September 30, 2017, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Plan of Operation

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015.  We plan to offer mobile billboard display advertising and our initial market will primarily occur in the Las Vegas area

The Company’s mission is to get our clients' message to the right audience at the right time.  Targeting the right audience at the right time is becoming increasingly difficult for advertisers.  Society in general has become more mobile and sophisticated at handling multiple tasks.  Consequently, we are tuning out unnecessary or unwanted information including certain print media and radio advertisements.  Alternative media is everywhere from product advertisements on the floors of grocery stores, to audio monitors on gas station pumps, and pop-up ads on automated teller machines.  PC Mobile Media takes the advertisers message to the target audience anytime, anywhere.  Our planned 10’ X 20’ four-color banners will get the attention of your target market by traveling along strategically chosen routs or penetrating and setting up stationary at special events or at specific locations.  Whether the client is geographically specific such as local political campaigns or a national product that seeks maximum exposure, PC Mobile Media takes the message to the customer.

At the present, the Company is strategizing the business plan of the previous owner to determine if that is the direction in which it wants to move forward.

Results of Operations for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenues. The Company’s revenues were $0 for the three-month period ended December 31, 2017 as compared to $4,000 for the three-month period ended December 31, 2016.  The change in revenue is due to a mobile advertising contract which was executed in October 2016 being terminated in April 2017.  All revenue relating to the contract was received prior to September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month period ended December 31, 2017 were $3,575 as compared to $1,600 for the three-month period ended December 31, 2016. General and administrative expenses increased due to additional transfer agent fees caused by the change of control.

Professional Fees.  Professional Fees for the three-month period ended December 31, 2017 were $6,035 as compared to $3,850 for the three-month period ended December 31, 2016.  The increase was due to the increase in auditing and consulting fees caused by the change of control.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2017	December 31, 2017

Cash	$--	$--
Prepaid Expenses	5,165	7,900
Related Party Loans	22,725	14,150
Working Deficit	(18,360)	(8,750)
Total Current liabilities	$23,525	$16,650

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through December 31, 2017, the Company has had minimal operations, and has accumulated a deficit of $89,200. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

The officers and directors have agreed to advance funds to the Company to meet its obligations.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the three-month period ended December 31, 2017 of $8,575 due to cash used to fund a net loss of $9,610.  We experienced net cash used in operating activities of $2,475 for the three-month period ended December 31, 2016 due to cash used to fund a net loss of $1,450 and an increase accounts payable.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three-month periods ended December 31, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three-month period ended December 31, 2017 was $8,575, and $0 during the three-month period ended December 31, 2016.

Availability of Additional Funds

Based on our working capital deficit as of December 31, 2017 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2018.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

Material Commitments

There was no material commitment during the three- month period ended December 31, 2017.

Recent Accounting Pronouncements

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

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2017.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2018.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	February 14, 2018

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	February 14, 2018

Ando Holdings Ltd.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan