Form 10-Q
period 2018-03-31
Ando Holdings Ltd.
filed 2018-05-11
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2018

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$-	$-
Prepaid Expenses	2,865	7,900
Total Current Assets	2,865	7,900
TOTAL ASSETS	$2,865	$7,900

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$400	$2,500
Related Party Loans	27,870	14,150
Total Current Liabilities	28,270	16,650
TOTAL LIABILITIES	28,270	16,650

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at March 31, 2018 and September 30, 2017	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(96,245)	(79,590)
TOTAL STOCKHOLDERS' DEFICIT	(25,405)	(8,750)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,865	$7,900

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017

REVENUE
Revenues	$-	$6,000	$-	$10,000
Total Revenues	$-	$6,000	$-	$10,000

EXPENSES
General and Administrative	3,495	1,305	7,070	2,530
Professional Fees	3,550	1,200	9,585	5,050
Total Expenses	7,045	2,505	16,655	7,580
LOSS FROM OPERATIONS	(7,045)	(2,505)	(16,655)	(7,580)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(7,045)	$3,495	$(16,655)	$2,420

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended March 31, 2018	Six months ended March 31, 2017

OPERATING ACTIVITIES
Net Income (Loss)	$(16,655)	$2,420
Adjustments to reconcile Net Loss
to net cash provided by operations:
Decrease in Prepaid Expenses	5,035	-
Increase in Accounts Receivable	-	(4,000)
Increase (decrease)in AP & Accrued Expenses	(2,100)	1,600
Net cash provided by/used in Operating Activities	$(13,720)	$20

FINANCING ACTIVITIES
Related Party Loans	13,720	-
Net cash provided by Financing Activities	$13,720	$-

Net increase in Cash for period	-	20
Cash at beginning of period	-	4,050
Cash at end of period	$-	$4,070

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Expenses paid by related party on behalf of the Company	$13,720	$-

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Notes to the Condensed Unaudited Financial Statements

March 31, 2018

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. fka PC Mobile Media Corp. (“Ando Holdings Ltd. fka PC Mobile Media Corp.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30.  The primary business of the company was previously to offer mobile billboard display advertising.  After thorough discussion and analysis on the mobile billboard industry, the Company has decided to terminate its plans in the industry.

The Company is currently pursuing other business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of March 31, 2018, there has been no major progress regarding these acquisitions.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through March 31, 2018, the Company has had minimal operations, and has accumulated a deficit of $96,245. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2017 audited financial statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for a full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.

Advertising

Advertising costs are expensed as incurred. As of March 31, 2018 and 2017, no advertising costs have been incurred.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At March 31, 2018 and September 30, 2017, the Company had $0 and $0 in cash, respectively.

Accounts Receivable

Accounts receivable are measured at amortized cost and shown net of allowance for doubtful accounts. At

March 31, 2018 and September 30, 2017, the Company had $0 and $0 in accounts receivable, and $0 and $0 in allowance for doubtful accounts, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists

•

the product has been shipped or the services have been rendered to the customer

•

the sales price is fixed or determinable

•

collectability is reasonably assured

For the three months ended March 31, 2018 and 2017, the Company realized revenue in the amount of $0 and $6,000, respectively.  For the six months ended March 31, 2018 and 2017, the Company realized revenue in the amount of $0 and $10,000, respectively.

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

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after March 31, 2018 will be evaluated as to impact and implemented accordingly.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has adopted this standard and has included the appropriate disclosures in Note 2 to these financial statements.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both March 31, 2018 and September 30, 2017, 12,000,000 common shares were issued and outstanding.

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

At March 31, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2018 and September 30, 2017, an affiliate has paid expenses on behalf of the Company in the amount of $27,870 and $14,150, respectively. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - PREPAID EXPENSES

Transfer agent fees and OTCQB annual fees are included as prepaid expenses. These expenses are stated at acquisition cost and are charged to expense over the periods the Company expects to benefit from them. At March 31, 2018 and September 30, 2017, the Company has prepaid expenses of $2,865 and $7,900, respectively.

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

At March 31, 2018 and September 30, 2017, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

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

Plan of Operation

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. The primary business of the company was previously to offer mobile billboard display advertising. After thorough discussion and analysis on the mobile billboard industry, the Company has decided to terminate its plans in the industry.

The Company is currently pursuing other business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of March 31, 2018, there has been no major progress regarding these acquisitions.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2018 as compared to $6,000 for the three-month period ended March 31, 2017.   The change in revenue is due to a mobile advertising contract which was executed in October 2016 being terminated in April 2017.  All revenue relating to the contract was received prior to September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month period ended March 31, 2018 were $3,495 as compared to $1,305 for the three-month period ended March 31, 2017. General and administrative expenses increased due to additional transfer agent fees caused by the change of control.

Professional Fees.  Professional Fees for the three-month period ended March 31, 2018 were $3,550 as compared to $1,200 for the three-month period ended March 31, 2017. The increase was due to the increase in auditing and consulting fees caused by the change of control.

Results of Operations for the Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2017

Revenues. The Company’s revenues were $0 for the six-month period ended March 31, 2018 as compared to $10,000 for the six-month period ended March 31, 2017. The change in revenue is due to a mobile advertising contract which was executed in October 2016 being terminated in April 2017. All revenue relating to the contract was received prior to September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six-month period ended March 31, 2018 were $7,070 as compared to $2,530 for the six-month period ended March 31, 2017. General and administrative expenses increased due to additional transfer agent fees caused by the change of control.

Professional Fees.  Professional Fees for the six-month period ended March 31, 2018 were $9,585 as compared to $5,050 for the six-month period ended March 31, 2017. The increase was due to the increase in auditing and consulting fees caused by the change of control.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	March 31, 2018	September 30, 2017
Cash	$--	$--
Prepaid Expenses	2,865	7,900
Related Party Loans	27,870	14,150
Working Deficit	(25,405)	(8,750)
Total Current liabilities	$28,270	$16,650

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through March 31, 2018, the Company has had minimal operations, and has accumulated a deficit of $96,245. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the six-month period ended March 31, 2018 of $13,720 due to cash used to fund a net loss of $16,655.  We experienced net cash provided by operating activities of $20 for the six-month period ended March 31, 2017 due to cash used to fund a net loss of $2,420 and offset by an increase in accounts payable.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six-month periods ended March 31, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six-month period ended March 31, 2018 was $13,720 due to a related party making payments on the Company’s behalf, and $0 during the six-month period ended March 31, 2017.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2018.

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

Material Commitments

There was no material commitment during the six-month period ended March 31, 2018.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  The Company has adopted this standard and has included the appropriate disclosures in Note 2 to these financial statements.

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2018.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May 2018.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	May 11, 2018

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	May 11, 2018

Ando Holdings Ltd.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan