Form 10-Q
period 2018-06-30
Ando Holdings Ltd.
filed 2018-08-09
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2018

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Balance Sheets

	June 30, 2018	September 30, 2017
	(Unaudited)	(Audited)

ASSETS
Current Assets
Prepaid Expenses	$12,000	$7,900
Total Current Assets	12,000	7,900
TOTAL ASSETS	$12,000	$7,900

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$435	$2,500
Related Party Loans	43,895	14,150
Total Current Liabilities	44,330	16,650
TOTAL LIABILITIES	44,330	16,650

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at June 30, 2018 and September 30, 2017	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(103,170)	(79,590)
TOTAL STOCKHOLDERS' DEFICIT	(32,330)	(8,750)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$12,000	$7,900

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017

REVENUE
Revenues	$-	$-	$-	$10,000
Total Revenues	$-	$-	$-	$10,000

EXPENSES
General and Administrative	3,275	4,715	10,345	7,245
Professional Fees	3,650	5,150	13,235	10,200
Total Expenses	6,925	9,865	23,580	17,445
LOSS FROM OPERATIONS	(6,925)	(9,865)	(23,580)	(17,445)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(6,925)	$(9,865)	$(23,580)	$(7,445)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended June 30, 2018	Nine months ended June 30, 2017

OPERATING ACTIVITIES
Net Income (Loss)	$(23,580)	$(7,445)
Adjustments to reconcile Net Loss to net cash provided by operations:
Increase in Prepaid Expenses	(4,100)	-
Decrease in AP & Accrued Expenses	(2,065)	(19,400)
Net cash provided by/used in Operating Activities	$(29,745)	$(26,845)

FINANCING ACTIVITIES
Contributed Capital	$-	$22,840
Proceeds from Related Party Loan	29,745	9
Net cash provided by Financing Activities	$29,745	$22,849

Net increase in Cash for period	-	(3,996)
Cash at beginning of period	-	4,050
Cash at end of period	$-	$54

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	$29,745	$9

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

fka PC Mobile Media Corp.

Notes to the Condensed Unaudited Financial Statements

June 30, 2018

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

The Company is currently pursuing other business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of June 30, 2018, there has been no major progress regarding these acquisitions.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through June 30, 2018, the Company has had minimal operations, and has accumulated a deficit of $103,170. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The officers and directors have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2017 audited financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for a full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.

Advertising

Advertising costs are expensed as incurred. As of June 30, 2018 and 2017, no advertising costs have been incurred.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At June 30, 2018 and September 30, 2017, the Company had $0 and $0 in cash, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•

persuasive evidence of an arrangement exists

•

the product has been shipped or the services have been rendered to the customer

•

the sales price is fixed or determinable

•

collectability is reasonably assured

For the three months ended June 30, 2018 and 2017, the Company realized revenue in the amount of $0 and 0, respectively.  For the nine months ended June 30, 2018 and 2017, the Company realized revenue in the amount of $0 and $10,000, respectively.

Net Loss per Shared

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both June 30, 2018 and September 30, 2017, 12,000,000 common shares were issued and outstanding.

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

At June 30, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2018 and September 30, 2017, an affiliate has paid expenses on behalf of the Company in the amount of $43,895 and $14,150, respectively. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - PREPAID EXPENSES

Transfer agent fees and OTCQB annual fees are included as prepaid expenses. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. At June 30, 2018 and September 30, 2017, the Company has prepaid expenses of $12,000 and $7,900, respectively.

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

At June 30, 2018 and September 30, 2017, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

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

The Company is currently pursuing other business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business.  As of June 30, 2018, there has been no major progress regarding these acquisitions.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues. The Company’s revenues were $0 for the three-month period ended June 30, 2018 and $0 for the three-month period ended June 30, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month period ended June 30, 2018 were $3,275 as compared to $4,715 for the three-month period ended June 30, 2017. General and administrative expenses decreased due the reduction of transfer agent fees caused by the subsequent change of control.

Professional Fees.  Professional Fees for the three-month period ended June 30, 2018 were $3,650 as compared to $5,150 for the three-month period ended June 30, 2017.  The decrease was due to the auditing and consulting fees reducing as a result of the subsequent change of control.

Results of Operations for the Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017

Revenues. The Company’s revenues were $0 for the nine-month period ended June 30, 2018 as compared to $10,000 for the nine-month period ended June 30, 2017.   The change in revenue is due to a mobile advertising contract which was executed in October 2016 being terminated in April 2017.  All revenue relating to the contract was received prior to September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine-month period ended June 30, 2018 were $10,345 as compared to $7,245 for the nine-month period ended June 30, 2017. General and administrative expenses increased due to additional transfer agent fees caused by the change of control.

Professional Fees.  Professional Fees for the six-month period ended June 30, 2018 were $13,235 as compared to $10,200 for the nine-month period ended June 30, 2017.  The increase was due to the increase in auditing and consulting fees caused by the change of control.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	June 30, 2018	September 30, 2017

Cash	$--	$--
Prepaid Expenses	12,000	7,900
Related Party Loans	43,895	14,150
Working Deficit	(32,330)	(8,750)
Total Current liabilities	$44,330	$16,650

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through June 30, 2018, the Company has had minimal operations, and has accumulated a deficit of $103,170. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the nine-month period ended June 30, 2018 of $29,745 due to cash used to fund a net loss of $23,580.  We experienced net cash provided by operating activities of $26,845 for the nine-month period ended June 30, 2017 due to cash used to fund a net loss of $7,445 and offset by an increase in accounts payable.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine-month periods ended June 30, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine-month period ended June 30, 2018 was $29,745 due to a related party making payments on the Company’s behalf, and $22,849 during the nine-month period ended June 30, 2017.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2018.

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

Material Commitments

There was no material commitment during the nine-month period ended June 30, 2018.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2018.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th  day of August 2018.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	August 9, 2018

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	August 9, 2018

Ando Holdings Ltd.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan