Form 10-K
period 2018-09-30
Ando Holdings Ltd.
filed 2018-12-31
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018
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

At December 31, 2018, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

ii

Ando Holdings Ltd.

FORM 10-K

For The Fiscal Year Ended September 30, 2018

iii

Explanatory Note

In this Annual Report on Form 10-K, Ando Holdings Ltd. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. After thorough discussion and analysis on the mobile billboard industry, the Company has decided to terminate its plans in the industry. The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of December 28, 2018, there has been no major progress regarding these acquisitions.

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

For the twelve-month period ended September 30, 2018, we generated $0 revenue and had $31,243 in expenses for a net loss of $31,243. For the twelve-month period ended September 30, 2017, we generated $10,000 in revenue and had $26,195 in expenses for a net loss of $16,195.

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

Principal Business

The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business.  As of December 28, 2018, there has been no major progress regarding these acquisitions.

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

Personnel

As of September 30, 2018, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. The Company does not own or rent property. The office space is provided by an officer at no charge. We believe that this space is adequate for our present needs.

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

Holders of Record

As of September 30, 2018 and December 28, 2018, respectively, there were 28 shareholders of record of the Company’s common stock.

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

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. After thorough discussion and analysis on the mobile billboard industry, the Company decided to terminate its plans in that industry. The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of December 28, 2018, there has been no major progress regarding these acquisitions.

On September 5, 2017, the amendment to the Company’s articles of incorporation was declared effective in the State of Nevada. The amendment changed the name of the Company from PC Mobile Media Corp. to Ando Holdings Ltd.

As of September 25, 2017, FINRA accepted the name change and issued a new trading symbol for the Company. The new trading symbol for the Company is ADHG.

Plan of Operation

The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of December 28, 2018, there has been no major progress regarding these acquisitions.

Results of Operations for the Year Ended September 30, 2018 Compared to the Year Ended September 30, 2017

Revenues. The Company had $0 revenue for the year ended September 30, 2018, as compared to $10,000 for the year ended September 30, 2017. The change in revenue was due to a mobile advertising contract being executed in October 2016 and being cancelled in April 2017 due to non-payment. At September 30, 2017, all revenue relating to the contract had been received. The Company’s previous advertising business has been discontinued. At this time, the Company does not have any business operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2018 were $14,358 as compared to $3,660 for the year ended September 30, 2017. General and administrative expenses increased due to the change in business direction of the Company having incurred additional transfer and filing expenses.

Professional Fees. Professional fees for the year ended September 30, 2018 were $16,855 as compared to $22,535 for the year ended September 30, 2017. Professional fees reduced due to the decrease in consulting fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	September 30, 2018	September 30, 2017

Cash	$-	$-
Prepaid Expenses	9,000	7,900
Related Party Loans	48,958	14,150
Working Deficit	(39,993)	(8,750)
Total Current liabilities	$48,993	$16,650

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the year ended September 30, 2018 of $34,808 due to cash used to fund a net loss of $31,243. We experienced net cash used in operating activities of $40,995 for the year ended September 30, 2017 due to cash used to fund a net loss of $16,195, and a change of control of the Company that resulted in all liabilities at June 30, 2017 being paid in full by the former officer.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended September 30, 2018 and 2017.

Net Cash Provided by Financing Activities

We experienced net cash provided by financing activities in the amount of $34,808 for year ended September 30, 2018 due to related party loans.  We experienced net cash provided by financing activities in the amount of $36,945 for the year ended September 30, 2017 due to the sale of common stock and related party loans.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2018, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

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

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended September 30, 2018.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At September 30, 2018, we have no cash equivalents.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ando Holdings Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Ando Holdings Ltd. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related statements of operations , stockholders’deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2017

Diamond Bar, California

December 31, 2018

Ando Holdings Ltd.

Balance Sheets

	September 30, 2018	September 30, 2017

ASSETS
Current Assets
Prepaid Expenses	$9,000	$7,900
Total Current Assets	9,000	7,900

TOTAL ASSETS	$9,000	$7,900

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$35	$2,500
Related Party Loans	48,958	14,150
Total Current Liabilities	48,993	16,650

TOTAL LIABILITIES	48,993	16,650

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 12,000,000 Common Shares at September 30, 2018 and September 30, 2017	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(110,833)	(79,590)
TOTAL STOCKHOLDERS' DEFICIT	(39,993)	(8,750)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$9,000	$7,900

The auditor's report and accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

Statements of Operations

	Year ended September 30, 2018	Year ended September 30, 2017

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General and Administrative	14,358	-
Professional Fees	16,885	-
Total Expenses	31,243	-

LOSS FROM OPERATIONS	(31,243)	-

Provision for Income Taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(31,243)	$-
NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(16,195)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000

The auditor's report and accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

Statements of Changes In Stockholders' Deficit

From September 30, 2016 to September 30, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2016	12,000,000	$12,000	$36,000	$(63,395)	$(15,395)

Contributed Capital per Assignment Agreement dated June 28, 2017.			$22,840		$22,840

Net (loss) for the year ended September 30, 2017				(16,195)	(16,195)

Balance, September 30, 2017	12,000,000	$12,000	$58,840	$(79,590)	$(8,750)

Net (loss) for the year ended September 30, 2018				(31,243)	(31,243)

Balance, September 30, 2018	12,000,000	$12,000	$58,840	$(110,833)	$(39,993)

The auditor's report and accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

Statements of Cash Flows

	Year ended September 30, 2018	Year ended September 30, 2017

OPERATING ACTIVITIES
Net Loss	$(31,243)	$-
Net Loss from discontinued operations		(16,195)
Adjustments to reconcile Net Loss to net cash provided by operations:
Increase in Prepaid Expenses	(1,100)	-
Decrease in AP & Accrued Expenses	(2,465)	-
Cash used in operating activities-continuing operations	$(34,808)	$-
Cash used in operating activities-discontinued operations	-	(40,995)
Net cash used in Operating Activities	$(34,808)	$(40,995)

FINANCING ACTIVITIES
Contributed Capital	$-	$-
Proceeds from Related Party Loan	34,808	-
Cash provided by financing activities-continuing operations	34,808	-
Cash provided by financing activities-discontinued operations	-	36,945
Net cash provided by Financing Activities	$34,808	$36,945

Net decrease in Cash for period	-	(4,050)
Cash at beginning of period	-	4,050
Cash at end of period	$-	$-

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	$34,808	$1,215

The auditor's report and accompanying notes are an integral part of these financial statements.

Ando Holdings Ltd.

Notes to the Audited Financial Statements

September 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. (“Ando Holdings Ltd.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30. The primary business of the company was previously to offer mobile billboard display advertising. After thorough analysis, the Company terminated its advertising business. The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of September 30, 2018, there has been no major progress regarding these acquisitions.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through September 30, 2018, the Company has had minimal operations, and has accumulated a deficit of $110,833. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2018 and 2017, the Company had cash of $0 and $0, respectively.

Revenue and Cost Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected in exchange for those products and services. Revenue is recognized net of all allowances.

For the years ended September 30, 2018 and 2017, the Company realized revenue in the amount of $0 and $10,000 respectively.

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

Advertising

Advertising costs are expensed as incurred. As of September 30, 2018 and 2017, no advertising costs have been incurred.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (Topic 606). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new accounting standard on October 1, 2018. The Company evaluated the adoption of Topic 606 and has determined that it will not have a material impact on the Company’s financial statements as of September 30, 2018.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both September 30, 2018 and 2017, 12,000,000 common shares were issued and outstanding.

On June 30, 2017, the former shareholder released the debt owed to him in the amount of $22,840, per the June 28, 2017 Assignment of Rights and Assumption of Liabilities Agreement. This amount is represented in the financial statements as Contributed Capital.

At September 30, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2018 and 2017, an affiliate has paid expenses on behalf of the Company in the amount of $48,958 and $14,150, respectively. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended September 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of September 30, 2018 and September 30, 2017 are as follows:

	September 30, 2018	September 30, 2017

Net operating carryforward	$(110,833)	$(79,590)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	23,275	16,714
Valuation allowance	(23,275)	(16,714)
Deferred income tax assets	$-	$-

As of September 30, 2018, the Company had $110,833 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 7 - PREPAID EXPENSES

OTCQB annual fees are included as prepaid expenses at September 30, 2018, and OTCQB and transfer fees are included at September 30, 2017. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. At September 30, 2018 and 2017, the Company has prepaid expenses of $9,000 and $7,900, respectively.

NOTE 8 - DISCONTINUED OPERATIONS

On June 28, 2017, Paul Conforte, the holder of 8,000,000 shares of Common Stock of PC Mobile Media Corp sold 100% of his shares to twelve (12) purchasers resulting in a change of control. with all assets and all liabilities retained by Mr. Conforte.

On the same day, Mr. Conforte resigned all officer positions, and the Company appointed a new Chairman of the Board/CEO, Secretary/Treasurer/CFO, and two Directors. effective June 28, 2017. On September 5, 2017, the Company changed its name from PC Mobile Media Corp. to Ando Holdings Ltd, The name change was subsequently accepted by FINRA resulting in the Company being issued ADHG as its new trading symbol.

The primary business of the Company was previously to offer mobile billboard display advertising. As of September 30, 2017, the Company decided to discontinue the mobile billboard operations.

For accounting purposes, the Company has accounted for those operations as discontinued operations.

Results of Operations:	Year ended September 30, 2017

Net Revenues from discontinued operations	$10,000
Operating expenses	26,195
Loss from discontinued operations before taxes	(16,195)
Provision for income taxes	-
Net Loss from discontinued operations, net of tax	$(16,195)
Basic and diluted loss per common share	$(0.00)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

At a September 30, 2018 and 2017, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of December 3, 2018, are as follows:

Name	Age	Position(s)
Lam Chi Kwong Leo	41	CEO, Director, President, Chairman
Lee Hiu Lan	29	CFO, Treasurer, Secretary
Chan Tung Ngai	30	Director
Hu Jiasheng	48	Director

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended September 30, 2018, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

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

Elements of executive compensation

Base salary.  We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the year ended September 30, 2018, or the period August 22, 2015, our inception, through September 30, 2018.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the year ended September 30, 2018 or the period August 22, 2015, our inception, through September 30, 2018.

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

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards. Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department. As of the date of this report, we have not established a finance department. We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period August 22, 2015 (inception) through September 30, 2017 and during the year ended September 30, 2018 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	CEO	2018	-	-	-	-	-	-	-

Lee Hiu Lan	CFO	2018	-	-	-	-	-	-	-

Chan Tung Ngai	Director	2018	-	-	-	-	-	-	-

Hu Jiasheng	Director	2018	-	-	-	-	-	-	-

Lam Chi Kwong Leo	CEO	2017

Lee Hiu Lan	CFO	2017

Chan Tung Ngai	Director	2017

Hu Jiasheng	Director	2017

Paul Conforte	CEO	2017	-	-	-	-	-	-	-

Paul Conforte	CEO	2016	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from August 22, 2015 (inception) to September 30, 2017 and during the year ended September 30, 2018 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	2018	-	-	-	-	-	-	-

Lee Hiu Lan	2018	-	-	-	-	-	-	-

Chan Tung Ngai	2018	-	-	-	-	-	-	-

Hu Jiasheng	2018	-	-	-	-	-	-	-

Lam Chi Kwong Leo	2017

Lee Hiu Lan	2017

Chan Tung	2017

Hu Jiasheng	2017

Paul Conforte	2017	-	-	-	-	-	-	-

Paul Conforte	2016	-	-	-	-	-	-	-

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

Pension Benefits

No named executive officers received or held pension benefits during the period from August 22, 2015 (inception) to September 30, 2017 or the year ended September 30, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from August 22, 2015 (inception) to September 30, 2017 or the year ended September 30, 2018.

Grants of Plan-Based Awards

During the period from August 22, 2015 (inception) to September 30, 2017 and the year ended September 30, 2018, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of September 30, 2018 and September 30, 2017.  No equity awards were made during the year ended September 30, 2018 and the year ended September 30, 2017.

Option Exercises and Stock Vested

During the period from August 22, 2015 (inception) to September 30, 2017 and the year ended September 30, 2018, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from August 22, 2015 (inception) to September 30, 2017 and the year ended September 30, 2018, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 13, 2018 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 3, 2018, through the exercise of any stock option, warrant or other right. This table has been prepared based on 12,000,000 shares issued and outstanding as of December 3, 2018.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class

Lam Chi Kwong Leo (2)	6,398,000 (1)	53.32%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road	147,400 (indirect) (2)	1.09%
Tsim Sha Tsui, Kowloon, Hong Kong

Lee Hiu Lan	147,000	1.23%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Hu Jiasheng	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Chan Tung Ngai	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

All Directors & Officers	6,545,000	48.52%
as a group (4 persons)	147,400 (indirect)	1.23%

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class

Shih Huang	690,000	5.75%
13F, No. 11, Xinchun St., Tamsui Dist.,
New Taipei City 251, Taiwan

Lotus International Limited	800,000	6.67%
Portus Chambers, 4th Floor, Ellen Skelton Building, 3076 Sir Francis Drake Highway,
Road Town, Tortola, British Virgin Islands VG1110

Lin Su Hui	1,215,900	10.13%
2/F-S, No. 325 Zhongming Road, North District,
Taichung City, 404, TW

Sung Chen Tao	1,109,100	9.24%
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

(2)

Represents shares owned by Ms. Chow Chung Yan, the spouse of Mr. Lam Chi Kwong Leo.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

At September 30, 2018, an affiliate, Ando Credit Limited, has paid expenses on behalf of the Company in the amount of $48,958. The loans are unsecured, payable on demand, and carry no interest.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended September 30, 2018 and the year ended September 30, 2017.

	Year Ended September 30, 2018	Year Ended September 30, 2017

Audit Fees	$14,000	$14,000
Audit-Related Fees	-	-
Tax Fees	800	800
All Other Fees	-	-

Total Audit and Audit-Related Fees	$14,800	$14,800

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles Of Incorporation, as currently in effect

3.2	ByLaws, as currently in effect

31.1	302 Certification - Lam Chi Kwong Leo

32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of December 2018.

ANDO HOLDINGS LTD.

By:  /s/   Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	December 31, 2018

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	December 31, 2018

Ando Holdings Ltd.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan