Form 10-Q
period 2019-03-31
Ando Holdings Ltd.
filed 2019-05-17
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2019

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Ando Holdings Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	September 30, 2018

ASSETS
Current Assets
Cash	$62,136	$-
Prepaid Expenses	3,400	9,000
Total Current Assets	65,536	9,000
TOTAL ASSETS	$65,536	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$2,150	$35
Promissory Note Payable	50,000
Interest Payable	417
Related Party Loans	89,451	48,958
Total Current Liabilities	142,018	48,993
TOTAL LIABILITIES	142,018	48,993

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001
Issued and Outstanding 12,000,000 Common Shares at March 31, 2019 and September 30, 2018	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(147,322)	(110,833)
TOTAL STOCKHOLDERS' DEFICIT	(76,482)	(39,993)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$65,536	$9,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018

REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General and Administrative	5,330	3,495	10,990	7,070
Professional Fees	5,450	3,550	25,500	9,585
Total Expenses	10,780	7,045	36,490	16,655

LOSS FROM OPERATIONS	(10,780)	(7,045)	(36,490)	(16,655)

OTHER INCOME (EXPENSE)
Interest Income	1	-	1	-
Total Other Income (Expense)	$1	$-	$1	$-

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(10,779)	$(7,045)	$(36,489)	$(16,655)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Changes In Stockholders' Equity (Deficit)

From September 30, 2017 to March 31, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2017	12,000,000	$12,000	$58,840	$(79,590)	$(8,750)

Net (loss) for the year ended September 30, 2018				(31,243)	(31,243)

Balance, September 30, 2018	12,000,000	$12,000	$58,840	$(110,833)	$(39,993)

Net (loss) for the period ended December 31, 2018				$(25,710)	$(25,710)

Balance, December 31, 2018	12,000,000	$12,000	$58,840	$(136,543)	$(65,703)

Net (loss) for the period ended March 31, 2019				(10,779)	(10,779)

Balance, March 31, 2019	12,000,000	$12,000	$58,840	$(147,322)	$(76,482)

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31, 2019	Six months ended March 31, 2018

OPERATING ACTIVITIES
Net Income (Loss)	$(36,489)	$(16,655)
Adjustments to reconcile Net Loss to net cash provided by operations:
Decrease in Prepaid Expenses	5,600	5,035
Increase (decrease) in AP & Accrued Expenses	2,532	(2,100)
Net cash used in Operating Activities	$(28,357)	$(13,720)

FINANCING ACTIVITIES
Proceeds from Promissory Note	$50,000	$-
Proceeds from Related Party Loan	40,493	13,720
Net cash provided by Financing Activities	$90,493	$13,720

Net increase in Cash for period	62,136	-
Cash at beginning of period	-	-
Cash at end of period	$62,136	$-

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	$40,493	$13,720

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Notes to the Condensed Consolidated Unaudited Financial Statements

March 31, 2019

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. (“Ando Holdings Ltd.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30.  The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of March 31, 2019, there has been no major progress regarding these acquisitions.

On November 15, 2018, the Company created Ando Automobile Technology Limited, a Hong Kong company.  The Company intends this fully-owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly.  As of March 31, 2019, this subsidiary has no operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through March 31, 2019, the Company has had minimal operations, and has accumulated a deficit of $147,322. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The officers and directors have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the balance sheets, statements of operations, cash flows and changes in stockholders' equity (deficit) of the Company and its fully-owned subsidiary. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2018 audited financial statements. The results of operations for the three- and six-month periods ended March 31, 2019 are not necessarily indicative of the operating results for a full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.

Advertising

Advertising costs are expensed as incurred. As of March 31, 2019 and 2018, no advertising costs have been incurred.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At March 31, 2019 and September 30, 2018, the Company had $62,136 and $0 in cash, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both March 31, 2019 and September 30, 2018, 12,000,000 common shares were issued and outstanding.

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

At March 31, 2019, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2019 and September 30, 2018, an affiliate has paid expenses on behalf of the Company in the amount of $89,451 and $48,958, respectively. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - PREPAID EXPENSES

OTCQB fees are included as prepaid expenses at March 31, 2019 and September 30, 2018. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. At March 31, 2019 and September 30, 2018, the Company has prepaid expenses of $3,400 and $9,000, respectively.

NOTE 7 - PROMISSORY NOTE

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited investor, Lin Su Hui. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020.

Per the agreement, the note began to accrue interest 5 days after the February 1, 2019 effective date. The interest on the note is to be paid monthly. At March 31, 2019 and September 30, 2018, the Company has paid interest of $327 and $0, and has accrued interest of $417 and $0, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

At March 31, 2019 and September 30, 2018, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

On November 7, 2018, the Company entered into a Consulting Agreement with Greenpro Financial Consulting Ltd. (Greenpro) to advise on the required procedures for the issuance of bond. Greenpro’s responsibilities include the drafting and preparation of the Bond Subscription Agreement and Bond Form 8-K, along with the legal fees relevant to the Bond 8-K

The Company agreed to pay Greenpro a fee of $10,000, $7,000 to be paid within seven (7) days of execution of the agreement, and $3,000 to be paid within seven (7) days of the submission of the Form 8-K related to the issuance of bond. At March 31, 2019 and September 30, 2018, the Company has paid Greenpro $7,000 and $0, respectively.

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

Plan of Operation

The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business.  As of March 31, 2019, there has been no major progress regarding these acquisitions.

On November 15, 2018, the Company created Ando Automobile Technology Limited, a Hong Kong company.  The Company intends this fully-owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly.  As of March 31, 2019, this subsidiary has no operations.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2019 and $0 for the three-month period ended March 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month period ended March 31, 2019 were $5,517 as compared to $3,495 for the three-month period ended March 31, 2018. General and administrative expenses increased due to additional wire transfer fees and OTCAB quarterly fees.

Professional Fees.  Professional Fees for the three-month period ended March 31, 2019 were $4,200 as compared to $3,550 for the three-month period ended March 31, 2018.  The increase was due primarily to additional accounting and audit fees.

Results of Operations for the Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Revenues. The Company’s revenues were $0 for the six-month period ended March 31, 2019 and $0 for the six-month period ended March 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six-month period ended March 31, 2019 were $10,990 as compared to $7,070 for the six-month period ended March 31, 2018. General and administrative expenses increased due to additional wire transfer fees and OTCAB quarterly fees.

Professional Fees.  Professional Fees for the six-month period ended March 31, 2019 were $25,500 as compared to $9,585 for the six-month period ended March 31, 2018.  The increase was due to the increase in wire fees and consulting fees related to future bond issuances.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	March 31, 2019	September 30, 2018
Cash	$62,136	$--
Prepaid Expenses	3,400	9,000
Related Party Loans	89,451	48,958
Working Deficit	(76,482)	(39,993)
Total Current liabilities	$142,018	$48,993

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through March 31, 2019, the Company has had minimal operations, and has accumulated a deficit of $147,322. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the six-month period ended March 31, 2019 of $28,357 due to cash used to fund a net loss of $36,489. We experienced net cash used in operating activities of $13,720 for the six-month period ended March 31, 2018 due to cash used to fund a net loss of $16,655.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six-month periods ended March 31, 2019 and 2018 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six-month period ended March 31, 2019 was $90,493, and $13,720 during the six-month period ended March 31, 2018, due to the Company entering into a promissory note and to a related party making payments on the Company’s behalf.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2019 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2019.

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

At March 31, 2019 and September 30, 2018, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

On November 7, 2018, the Company entered into a Consulting Agreement with Greenpro Financial Consulting Ltd. (Greenpro) to advise on the required procedures for the issuance of bond. Greenpro’s responsibilities include the drafting and preparation of the Bond Subscription Agreement and Bond Form 8-K, along with the legal fees relevant to the Bond 8-K

The Company agreed to pay Greenpro a fee of $10,000, $7,000 to be paid within seven (7) days of execution of the agreement, and $3,000 to be paid within seven (7) days of the submission of the Form 8-K related to the issuance of bond.  At March 31, 2019 and September 30, 2018, the Company has paid Greenpro $7,000 and $0, respectively.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2019.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports of Form 8-K

Item 1.01 Entry into a Material Definitive Agreement.

On February 1, 2019, Ando Holdings Ltd. (the “Company”), a Nevada corporation, entered into a note purchase agreement (the “Note Purchase Agreement”) with accredited investor, Lin Su Hui (the “Lender”), pursuant to which the Company issued a promissory note for $50,000, with an interest rate of 10% per annum (the “Notes”). The outstanding balance of the Notes are to be paid within one year beginning February 6, 2019. The Notes mature on February 6, 2020. Subject to the terms and conditions set forth in the Notes, the Company may prepay all or any portion of the outstanding balance of the Notes at any time without penalty. Upon the occurrence of an Event of Default, the Outstanding Balance shall maintain at the Outstanding Balance immediately prior to the occurrence of the Event of Default and the Outstanding Balance shall become immediately due and payable.

Per the agreement, the note began to accrue interest 5 days after the February 1, 2019 effective date.  The interest on the note is to be paid monthly. At March 31, 2019 and September 30, 2018, the Company has paid interest of $327 and $0, and has accrued interest of $417 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2019.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	May 15, 2019

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	May 15, 2019

Ando Holdings Ltd.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Lam Chi Kwong Leo

Exhibit 32.1	906 Certification - Lam Chi Kwong Leo and Lee Hiu Lan