Form 10-Q
period 2019-06-30
Ando Holdings Ltd.
filed 2019-08-14
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-182113

____________________________

ANDO HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada	47-4933278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road

Tsim Sha Tsui, Kowloon, Hong Kong  00000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2019

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Ando Holdings Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	September 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$60,814	$-
Prepaid Expenses	12,400	9,000
Total Current Assets	73,214	9,000
TOTAL ASSETS	$73,214	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$3,400	$35
Related Party Interest Payable	417
Related Party Loans	156,026	48,958
Total Current Liabilities	159,843	48,993
TOTAL LIABILITIES	159,843	48,993

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 12,000,000 Common Shares at June 30, 2019 and September 30, 2018	12,000	12,000
Additional Paid In Capital	58,840	58,840
Accumulated Deficit	(157,469)	(110,833)
TOTAL STOCKHOLDERS' DEFICIT	(86,629)	(39,993)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$73,214	$9,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018

REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General and Administrative	5,498	3,275	16,488	10,345
Professional Fees	4,650	3,650	30,150	13,235
Total Expenses	10,148	6,925	46,638	23,580

LOSS FROM OPERATIONS	(10,148)	(6,925)	(46,638)	(23,580)

OTHER INCOME (EXPENSE)
Interest Income	1	-	2	-
Total Other Income (Expense)	$1	$-	$2	$-

Provision for Income Taxes	-	-	-	-

NET LOSS	$(10,147)	$(6,925)	$(46,636)	$(23,580)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Changes In Stockholders' Deficit

For the 9-months ended June 30, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2018	12,000,000	$12,000	$58,840	$(110,833)	$(39,993)

Net loss for the nine months ended June 30, 2019				(46,636)	(46,636)

Balance, June 30, 2019	12,000,000	$12,000	$58,840	$(157,469)	$(86,629)

For the 3-months ended June 30, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2019	12,000,000	$12,000	$58,840	$(147,322)	$(76,482)

Net loss for the three months ended June 30, 2019				(10,147)	(10,147)

Balance, June 30, 2019	12,000,000	$12,000	$58,840	$(157,469)	$(86,629)

For the 9-months ended June 30, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2017	12,000,000	$12,000	$58,840	$(79,590)	$(76,482)

Net loss for the three months ended June 30, 2018				(23,580)	(23,580)

Balance, June 30, 3018	12,000,000	$12,000	$58,840	$(103,170)	$(32,330)

For the 3-months ended June 30, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2018	12,000,000	$12,000	$58,840	$(96,245)	$(25,405)

Net loss for the three months ended June 30, 2018				(6,925)	(6,925)

Balance, June 30, 3018	12,000,000	$12,000	$58,840	$(103,170)	$(32,330)

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended June 30, 2019	Nine months ended June 30, 2018

OPERATING ACTIVITIES
Net Loss	$(46,636)	$(23,580)
Adjustments to reconcile Net Loss to net cash used in operations:
Increase in Prepaid Expenses	(3,400)	(4,100)
Increase (decrease) in AP & Accrued Expenses	3,781	(2,065)
Net cash used in Operating Activities	$(46,255)	$(29,745)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	107,069	29,745
Net cash provided by Financing Activities	$107,069	$29,745

Net increase in Cash for period	60,814	-
Cash at beginning of period	-	-
Cash at end of period	$60,814	$-

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	$57,069	$29,745

The accompanying notes are an integral part of these unaudited financial statements.

Ando Holdings Ltd.

Notes to the Condensed Consolidated Unaudited Financial Statements

June 30, 2019

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. (“Ando Holdings Ltd.” or the “Company”) formerly known as PC Mobile Media Corp. was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30. The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of June 30, 2019, there has been no major progress regarding these acquisitions.

On November 15, 2018, the Company created Ando Automobile Technology Limited, a Hong Kong company. The Company intends this fully-owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of June 30, 2019, this subsidiary has no operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through June 30, 2019, the Company has had minimal operations, and has accumulated deficit of $157,469. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The officers and directors have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the balance sheets, statements of operations and cash flows, and changes in stockholders' deficit, of the Company and its fully-owned subsidiary. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2018 audited financial statements. The results of operations for the three- and nine-month periods ended June 30, 2019 are not necessarily indicative of the operating results for a full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.

Advertising

Advertising costs are expensed as incurred. For the nine months ended June 30, 2019 and 2018, no advertising costs have been incurred.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At June 30, 2019 and September 30, 2018, the Company had $60,814 and $0 in cash and cash equivalents, respectively.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both June 30, 2019 and September 30, 2018, 12,000,000 common shares were issued and outstanding.

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

On June 28, 2017 (“Closing Date”), Mr. Paul Conforte, the holder of an aggregate of 8,000,000 shares of Common Stock (“Shares”) of PC Mobile Media Corp, representing approximately 66.67% of the issued and outstanding Shares of the Company as of the Closing Date, sold all 8,000,000 Shares to twelve (12) purchasers, for a total price of $275,000 or $.034 per Share. As a result, on the Closing Date, a change of control occurred which resulted in the Purchasers owning, in the aggregate, Common Stock representing approximately 66.67% of the issued and outstanding Shares of the Company (based on a total of 12,000,000 issued and outstanding Shares.)

On June 30, 2017, the former shareholder released the debt owed to him in the amount of $22,840, per the June 28, 2017 Assignment of Rights and Assumption of Liabilities Agreement. This amount is represented in the financial statements as Contributed Capital.

At June 30, 2019 and September 30,2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2019 and September 30, 2018, an affiliate has paid expenses on behalf of the Company in the amount of $106,026 and $48,958, respectively. The loans are unsecured, payable on demand, and carry no interest.

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui.  Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020. Per the agreement, the note began to accrue interest 5 days after the February 1, 2019 effective date. The interest on the note is to be paid monthly. At June 30, 2019 and September 30, 2018, the Company has paid interest of $1,577 and $0, and has accrued interest of $417 and $0, respectively.

Total related party loans as described as above as of June 30, 2019 and September 30, 2018 are $156,026 and $48,958, respectively.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 6 - PREPAID EXPENSES

OTCQB fees are included as prepaid expenses at June 30, 2019 and September 30, 2018. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. At June 30, 2019 and September 30, 2018, the Company has prepaid expenses of $12,400 and $9,000, respectively.

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

At June 30, 2019 and September 30, 2018, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

On November 7, 2018, the Company entered into a Consulting Agreement with Greenpro Financial Consulting Ltd. (Greenpro) to advise on the required procedures for the issuance of bond. Greenpro’s responsibilities include the drafting and preparation of the Bond Subscription Agreement and Bond Form 8-K, along with the legal fees relevant to the Bond 8-K. The Company agreed to pay Greenpro a fee of $10,000, $7,000 to be paid within seven (7) days of execution of the agreement, and $3,000 to be paid within seven (7) days of the submission of the Form 8-K related to the issuance of bond. At June 30, 2019 and September 30, 2018, the Company has paid Greenpro $7,000 and $0, respectively.

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

Plan of Operation

The Company is currently pursuing business opportunities in Hong Kong. The Company is contemplating purchasing two existing companies, one in financing and the other in the retail tea business. As of June 30, 2019, there has been no major progress regarding these acquisitions.

On November 15, 2018, the Company created Ando Automobile Technology Limited, a Hong Kong company.  The Company intends this fully-owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly.  As of June 30, 2019, this subsidiary has no operations.

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues. The Company’s revenues were $0 for the three-month period ended June 30, 2019 and $0 for the three-month period ended June 30, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month period ended June 30, 2019 were $5,498 as compared to $3,275 for the three-month period ended June 30, 2018. General and administrative expenses increased due to additional expenses from new subsidiary Ando Automobile Technology Limited .

Professional Fees.  Professional Fees for the three-month period ended June 30, 2019 were $4,650 as compared to $3,650 for the three-month period ended June 30, 2018.  The increase was due primarily to additional accounting and audit fees.

Results of Operations for the Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Revenues. The Company’s revenues were $0 for the nine-month period ended June 30, 2019 and $0 for the nine-month period ended June 30, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine-month period ended June 30, 2019 were $16,488 as compared to $10,345 for the nine-month period ended June 30, 2018. General and administrative expenses increased due to additional wire transfer fees and additional expenses from new subsidiary Ando Automobile Technology Limited.

Professional Fees.  Professional Fees for the nine-month period ended June 30, 2019 were $30,150 as compared to $13,235 for the nine-month period ended June 30, 2018.  The increase was due to the increase in wire fees and consulting fees related to bond issuances.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	June 30, 2019	September 30, 2018

Cash and cash equivalents	$60,814	$--
Prepaid Expenses	12,400	9,000
Related Party Loans	156,026	48,958
Working Deficit	(86,629)	(39,993)
Total Current liabilities	$159,843	$48,993

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception on August 22, 2015 through June 30, 2019, the Company has had minimal operations, and has accumulated deficit of $157,469. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the nine-month period ended June 30, 2019 of $46,255 due to cash used to fund a net loss of $46,636.  We experienced net cash used in operating activities of $29,745 for the nine-month period ended June 30, 2018 due to cash used to fund a net loss of $23,580.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine-month periods ended June 30, 2019 and 2018 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine-month period ended June 30, 2019 was $107,069, and $29,745 during the nine-month period ended June 30, 2018, due to the Company entering into a related party promissory note and a related party making payments on the Company’s behalf.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2019 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will fund our operations through September 2019.

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

At June 30, 2019 and September 30, 2018, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830 and $1,215, respectively, on behalf of Ando Holdings Ltd.

On November 7, 2018, the Company entered into a Consulting Agreement with Greenpro Financial Consulting Ltd. (Greenpro) to advise on the required procedures for the issuance of bond.  Greenpro’s responsibilities include the drafting and preparation of the Bond Subscription Agreement and Bond Form 8-K, along with the legal fees relevant to the Bond 8-K. The Company agreed to pay Greenpro a fee of $10,000, $7,000 to be paid within seven (7) days of execution of the agreement, and $3,000 to be paid within seven (7) days of the submission of the Form 8-K related to the issuance of bond.  At June 30, 2019 and September 30, 2018, the Company has paid Greenpro $7,000 and $0, respectively.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2019.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

(b) Reports of Form 8-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2019.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	August 14, 2019

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, Secretary and Director	August 14, 2019