Form 10-K
period 2019-09-30
Ando Holdings Ltd.
filed 2020-01-16
CIK 1663641

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  001-37834

Ando Holdings Limited

(Exact name of registrant as specified in its charter)

Nevada	47-4933278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At March 31, 2019, there were 6,692,800 shares of the registrant’s Common Stock issued and outstanding held by affiliate and the aggregate market value of voting and non-voting common equity held by non-affiliate were $21,818,400 and $21,818,400 respectively.

At January 16, 2020, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

Ando Holdings Ltd.

FORM 10-K

For The Fiscal Year Ended September 30, 2019

Explanatory Note

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•The availability and adequacy of our cash flow to meet our requirements;

•Economic, competitive, demographic, business and other conditions in our local and regional markets;

•Changes or developments in laws, regulations or taxes in our industry;

•Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•Competition in our industry;

•The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•Changes in our business strategy, capital improvements or development plans;

•The availability of additional capital to support capital improvements and development; and

•Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

•The “Company,” “we,” “us,” or “our,” and “ADHG” are references to Ando Holdings Limited, a Nevada corporation.

•“Common Stock” refers to the common stock, par value $.001, of the Company;

•“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

•“Securities Act” refers to the Securities Act of 1933, as amended; and

•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

Item 1. Business.

Our Company

Ando Holdings Ltd., formerly known as PC Mobile Media Corp. was formed in the state of Nevada on August 22, 2015. After thorough discussion and analysis on the mobile billboard industry, the Company has decided to terminate its plans in the industry. The Company is currently pursuing business opportunities in Hong Kong. The Company acquired 4 companies during the financial year of 2019, which were Ando Automobile Technology Limited, Ando Capital Investment Limited, Xian Ando Industrial Company Limited and Xian Ando Factoring Commercial Company Limited.

Our corporate structure is set forth below:

A list of our subsidiaries, affiliates and VIE entities together with a brief description of their business is set forth below:

Name (Domicile)	Business
Ando Holdings Limited (Nevada, United States)	Provides financial services and being an investment holding company
Ando Automobile Technology Limited (Hong Kong)	Intends to develop in automobile agency services
Ando Capital Investment Limited (Hong Kong)	Provides insurance products of Sun Life Hong Kong Limited
Xian Ando Industrial Company Limited (Xian, China)	Being an investment holding company to hold Xian Ando Commercial Factoring Company Limited
Xian Ando Commercial Factoring Company Limited (Xian, China)	Intends to develop in factoring business in Xian, China

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

On September 5, 2017, the amendment to the Company’s articles of incorporation was declared effective in the State of Nevada. The amendment changed the name of the Company from PC Mobile Media Corp. to Ando Holdings Ltd. While as of September 25, 2017, FINRA accepted the name change and issued a new trading symbol for the Company. The new trading symbol for the Company is ADHG.

On November 29, 2018, the Company acquired Ando Automobile Technology Limited from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of September 30, 2019, this subsidiary had no operation.

On February 1, 2019, the Company entered into a securities purchase agreement with accredited investors, Lin Su Hui, pursuant to which the Company issued promissory notes for an aggregate of $50,000, with an interest rate of 10% per annum. The outstanding balance of the Notes would be paid within one year beginning February 1, 2019, which is February 1, 2020. We filed a Form 8-K on February 5, 2019.

On September 30, 2019, the Company and Ando Capital Investment Limited, a limited liability company incorporated in Hong Kong (“ACIL”) and Mr. Lam Chi Kwong Leo, a permanent Hong Kong resident, a major shareholder of the Company, our director and Chief Executive Officer and the sole shareholder of ACIL, entered into the a set of agreements, collectively named as the “Variable Interest Entity or VIE Agreements,” pursuant to which the Company has contractual rights to control and operate the business of ACIL (the “VIE”). ACIL currently has insurance business and has been our VIE for our future business expansion and development in Hong Kong.

ACIL has two wholly owned subsidiaries, namely Xian Ando Holdings Company Limited and Xian Ando Commercial Factoring Company Limited.  We filed a Form 8-K on October 4, 2019.

The VIE Agreements are as follows:

1) Exclusive Business Cooperation Agreement: Pursuant to the Exclusive Business Cooperation Agreement, ADHG serves as the exclusive provider of financial support, technical support, consulting services and management services to ACIL. In consideration of such services, ACIL has agreed to pay a service fee to ADHG, which is based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of ADHG. The Agreement has a term of 10 years but may be extended ADHG in its discretion.

2) Loan Agreement: Pursuant to the Loan Agreement, ADHG granted interest-free loans of Hong Kong Dollars Seventy Eight Thousand (“HK$78,000”), which is equivalent to United States Dollars Ten Thousand (“US$10,000”) to the shareholders of the ACIL for the sole purpose of increasing the registered capital of the ACIL. These loans are eliminated with the capital of ACIL during consolidation.

3) Share Pledge Agreement: Pursuant to the Share Pledge Agreement, the shareholders of ACIL pledged to ADHG a first security interest in all of their equity interests in ACIL to secure ACIL’s timely and complete payment and performance of its obligations under the Exclusive Business Cooperation Agreement. During the term of the Share Pledge Agreement, the pledgors agreed, among other things, not to transfer, place or permit the existence of any security interest or other encumbrance on their interest in ACIL without the prior written consent of ADHG. The pledge shall remain in effect until 10 years after the obligations under the business cooperation agreement will have been fulfilled. However, upon the full payment of the consulting and service fees under the Exclusive Business Cooperation Agreement and upon the termination of ACIL’s obligations under the Exclusive Business Cooperation Agreement, the Share Pledge Agreement shall be terminated and ADHG shall terminate this agreement as soon as reasonably practicable.

4) Power of Attorney: Pursuant to the Power of Attorney, Messrs. Lam Chi Kwong Leo, as the sole shareholder of ACIL, granted to the ADHG the right to (i) attend shareholders meetings of ACIL (ii) exercise all shareholder rights (including voting rights) with respect to such equity interests in ACIL and (iii) designate and appoint on behalf of such shareholders the legal representative, directors, supervisors, and other senior management members of ACIL. The Power of Attorney is irrevocable and is continuously valid from the date of execution of such Power of Attorney, so long as such persons remain shareholders of ACIL.

5) Exclusive Option Agreement: Pursuant to the Exclusive Option Agreement, the shareholders of ACIL granted to the ADHG an irrevocable and exclusive right and option to purchase all of their equity interests in ACIL. The purchase price shall be equal to the capital paid in by the shareholders, adjusted pro rata for the purchase of less than all of the equity interests. The Agreement is effective for a term of 10 years, and may be renewed at ADHG’s election.

For the year ended September 30, 2019, we generated $89 revenue and had $75,645 in expenses for a net loss of $78,750. For the year ended September 30, 2018, we generated $769 in revenue and had $32,172 in expenses for a net loss of $31,428.

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

Principal Business

The Company is currently pursuing business opportunities in Hong Kong. The Company acquired 4 companies during this financial year of 2019, which were Ando Automobile Technology Limited, Ando Capital Investment Limited, Xian Ando Industrial Company Limited and Xian Ando Factoring Commercial Company Limited. As of December 30, 2019, Ando Capital Investment Limited is the only operating company while it provides insurance planning services and sells the insurance products of Sun Life Hong Kong Limited to potential prospects.

Government Regulation

We provide our services initially in Hong Kong and China. We target those customers from Hong Kong and China doing international business and plan to provide our insurance and factoring services to meet their needs for coverage and short-term liquidity.

The following regulations are the laws and regulations that may be applicable to us:

Hong Kong

Our businesses located in Hong Kong are subject to the general laws in Hong Kong governing businesses, including labor, occupational safety and health, general corporations, intellectual property and other similar laws. Because our website is maintained through the server in Hong Kong, we expect that we will be required to comply with the rules of regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers. As the information of our potential customers is preserved in Hong Kong, we will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (Cap 485). These include enrolling all qualifying employees in Mandatory Provident Fund (“MPF”) schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries.

We are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $7,100 and $30,000 respectively. As of December 30, 2019, we have no employee employed under our Hong Kong subsidiaries.

We are in compliance with the above applicable ordinances and regulations in Hong Kong and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

People’s Republic of China (“China” or the “PRC”)

A portion of our acquired businesses are located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007 and took effect on January 1, 2008. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

a. Execution of employment contracts

Under the Employment Contract Law, an employer is required to execute written employment contracts with its employees within one month from the commencement of employment. In the event of contravention, an employee is entitled to receive double salary for the period during which the employer fails to execute an employment contract. If an employer fails to execute an employment contract for more than 12 months from the commencement of the employee’s employment, an employment contract would be deemed to have been entered into between the employer and employee for a non-fixed term.

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request a non-fixed term contract without an employer’s consent to renew. In addition, an employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer; however, such employee must not have committed any breach or have been subject to any disciplinary actions during his employment. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double salary from the date the employment contract is renewed.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or withdraw its business; or (iv) has been voluntarily liquidated. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has been employed for less than one year, such employee will be deemed to have completed one full year of service.

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract; provided that such dispute failed to be settled through negotiations. The Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed under the recommendation of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be entered into.

As a result of the Employment Contract Law, all of our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

On October 28, 2010, the National People’s Congress of China promulgated the People’s Republic of China (“PRC”) Social Insurance Law, which became effective on July 1, 2011. In accordance with the PRC Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Fund and other relevant laws and regulations, China establishes a social insurance system including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. An employer shall pay the social insurance for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance that should be assumed by the employees. The authorities in charge of social insurance may request an employer’s compliance and impose sanctions if such employer fails to pay and withhold social insurance in a timely manner. Under the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

The Ministry of Human Resources and Social Security promulgated the Interim Provisions on Labor Dispatch on January 24, 2014. The Interim Provisions on Labor Dispatch, which became effective on March 1, 2014, sets forth that labor dispatch should only be applicable to temporary, auxiliary or substitute positions. Temporary positions shall mean positions subsisting for no more than six months, auxiliary positions shall mean positions of non-major business that serve positions of major businesses, and substitute positions shall mean positions that can be held by substitute employees for a certain period of time during which the employees who originally hold such positions are unable to work as a result of full-time study, being on leave or other reasons. The Interim Provisions further provides that, the number of the dispatched workers of an employer shall not exceed 10% of its total workforce, and the total workforce of an employer shall refer to the sum of the number of the workers who have executed labor contracts with the employer and the number of workers who are dispatched to the employer.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•The Foreign Currency Administration Rules (1996), as amended; and

•The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Foreign Currency Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalty payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

Under the Administration Rules for the Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE or its local counterpart.

As an offshore holding company with a PRC subsidiary, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

•Capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local counterparts;

•Loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and

•Loans by us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”. On March 30, 2015, SAFE issued the Circular of the State Administration of Foreign Exchange Concerning Reform of the Administrative Approaches to Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or “Circular 19”, which became effective on June 1, 2015, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into RMB by restricting how the converted RMB may be used. Circular 19 requires that RMB converted from the foreign currency-dominated capital of a FIE shall be managed under the Accounts for FX settlement and pending payment. The expenditure scope of such Accounts includes expenditure within the business scope, payment of funds for domestic equity investment and RMB deposits, repayment of the RMB loans after completed utilization and so forth. A FIE shall truthfully use its capital by itself within the business scope and shall not, directly or indirectly, use its capital or RMB converted from the foreign currency-dominated capital for (i) expenditure beyond its business scope or expenditure prohibited by laws or regulations, (ii) disbursing RMB entrusted loans (unless permitted under its business scope), repaying inter-corporate borrowings (including third-party advance) and repaying RMB bank loans already refinanced to any third party. Where a FIE, other than a foreign-invested investment company, foreign-invested venture capital enterprise or foreign-invested equity investment enterprise, makes domestic equity investment by transferring its capital in the original currency, it shall obey the current provisions on domestic re-investment. Where such a FIE makes domestic equity investment by its RMB conversion, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Accounts for FX settlement and pending payment, and the FIE shall thereafter transfer the conversion to the aforesaid Account according to the actual amount of investment. In addition, according to the Regulations of the People’s Republic of China on Foreign Exchange Administration, which became effective on August 5, 2008, the use of foreign exchange or RMB conversion may not be changed without authorization.

Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will always be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Currently, we are in compliance with the above applicable ordinances and regulations in China and have not involved any lawsuit or prosecuted by the local authority resulting from any breach of the ordinances and regulations.

As of December 30, 2019, we haven’t commenced our factoring business plan in China and there is no employee employed under our China subsidiaries.

Insurance

We do not current maintain property, business interruption and casualty insurance. As our business matures, we expect to obtain such insurance in accordance with customary industry practices in Hong Kong and China, as applicable.

Seasonality

Our businesses are not subject to seasonality.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of September 30, 2019, we employed two persons on a part-time basis, who are our CEO, Mr Lam Chi Kwong Leo and our CFO, Ms. Lee Hiu Lan. None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. The Company does not own or rent property. The office space is provided by Ando Credit Limited, a Hong Kong company, at no charge. We believe that this space is adequate for our present needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCQB under the trading symbol “ADHG”. Our common stock did not trade prior to May 8, 2017.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$8.00	$4.00
Second Quarter	$4.00	$4.00
Third Quarter	$4.00	$4.00
Fourth Quarter	$4.00	$4.00

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$1.25	$0.10
Second Quarter	$50.00	$1.25
Third Quarter	$26.375	$26.375
Fourth Quarter	$26.375	$8.00

We have issued 12,000,000 shares of our common stock since our inception on August 8, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders of Record

As of September 30, 2019, we have 39 shareholders of record of our common stock.

Equity Compensation Plan Information

We have not adopted or approved an equity compensation plan. None of options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent for our capital stock is Globex Transfer LLC, with an address at 80 Deltona Blvd., Suite 202, Deltona, FL 32725 and telephone number is +1 813 344 4490.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended September 30, 2019, 2018, 2017 and 2016. We have not paid any cash dividends since August 22, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

On November 29, 2018, the Company acquired Ando Automobile Technology Limited from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of September 30, 2019, this subsidiary has no operation.

On September 30, 2019, the Company and Ando Capital Investment Limited, a limited liability company incorporated in Hong Kong (“ACIL”) and Mr. Lam Chi Kwong Leo, a permanent Hong Kong resident, a major shareholder of the Company, our director and Chief Executive Officer and the sole shareholder of ACIL, entered into the a set of agreements, collectively named as the “Variable Interest Entity or VIE Agreements,” pursuant to which the Company has contractual rights to control and operate the business of ACIL (the “VIE”). ACIL currently has insurance business and was established as our VIE for our future business expansion and development in Hong Kong. We filed a Form 8-K on October 4, 2019.

Plan of Operation

The Company is currently pursuing business opportunities in Hong Kong. The Company acquired 4 companies during this financial year, which were Ando Automobile Technology Limited, Ando Capital Investment Limited, Xian Ando Industrial Company Limited and Xian Ando Factoring Commercial Company Limited. As of December 30, 2019, only Ando Capital Investment Limited is an operating company while it provides insurance planning services and sells the insurance products of Sun Life Hong Kong Limited to potential prospects.

Results of Operations for the Year Ended September 30, 2019 Compared to the Year Ended September 30, 2018

Revenues. The Company had no revenue for the years ended September 30, 2019 and 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2019 were $75,645 as compared to $32,172 for the year ended September 30, 2018. General and administrative expenses increased due to professional fee incurred during the acquisition of subsidiaries.

Finance Cost. Interest Expense for the year ended September 30, 2019 was $3,244 as compared to $0 for the year ended September 30, 2018. The increase of such interest expense was due to the issuance of a promissory note with principal $50,000 at 12% per annum on February 1, 2019.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	September 30, 2019	September 30, 2018

Cash	$61,816	$878
Prepaid Expenses	13,000	9,000
Related Party Loans	123,610	48,958
Working Deficit	(120,669)	(41,919)
Total Current liabilities	$195,485	$51,797

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the year ended September 30, 2019 of $64,368 due to cash used to fund a net loss of $78,750. We experienced net cash used in operating activities of $35,737 for the year ended September 30, 2018 due to cash used to fund a net loss of $32,197.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended September 30, 2019 and 2018.

Net Cash Provided by Financing Activities

We experienced net cash provided by financing activities in the amount of $125,306 for year ended September 30, 2019 due to related party loans and an issuance of promissory note.  We experienced net cash provided by financing activities in the amount of $35,737 for the year ended September 30, 2018 due to the related party loans.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2019, we will need additional equity and/or debt financing to continue our operations during the next 12 months.

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

Nil.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Ando Holdings Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ando Holdings Ltd. and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related statements of operations , stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 9 to the financial statements, subsequent to the date of the financial statements, the Company issued promissory notes to several note holders for an aggregate of $1,380,000 with an interest rate of 10% per annum. In December, 2019, the Company loaned $988,000 to Ando Credit Limited, a related party which the CEO of the Company has significant influence on, with an interest rate of 12% per annum.

/s/ TAAD LLP

We have served as the Company’s auditor since 2017

Diamond Bar, California

January 16, 2020

ANDO HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	September 30, 2019	September 30, 2018

ASSETS

Current Assets
Cash and Cash Equivalents	$61,816	$878
Prepaid Expenses	13,000	9,000
Total Current Assets	$74,816	$9,878

TOTAL ASSETS	$74,816	$9,878

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Income Tax Payable	$28	$28
Amount Due To Director	2,789	2,135
Amount Due To Related Parties	123,610	48,958
Accounts Payable & Accrued Expenses	19,058	676
Related Party - Note Payable	50,000	-
Total Current Liabilities	$195,485	$51,797

TOTAL LIABILITIES	$195,485	$51,797

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding 12,000,000 Common Shares at September 30, 2019 and September 30, 2018	$12,000	$12,000
Additional Paid In Capital	58,853	58,853
Accumulated Deficit	(191,522)	(112,772)
TOTAL STOCKHOLDERS' DEFICIT	$(120,669)	$(41,919)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$74,816	$9,878

The auditor's report and accompanying notes are an integral part of these consolidated financial statements.

ANDO HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	Year ended September 30, 2019	Year ended September 30, 2018

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

EXPENSES
General and Administrative	(75,645)	(32,172)

Total Expenses	(75,645)	(32,172)

LOSS FROM OPERATIONS	(75,645)	(32,172)

OTHER INCOME (EXPENSE)
Sundry Income	39	-
Finance Cost	(3,244)	-

LOSS BEFORE INCOME TAX	(78,850)	(32,172)
Income Tax Refund (Expense)	100	(25)
NET LOSS FROM CONTINUING OPERATIONS	$(78,750)	$(32,197)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,000,000	12,000,000

The auditor's report and accompanying notes are an integral part of these consolidated financial statements.

ANDO HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, as of September 30, 2017	12,000,000	$12,000	$58,853	$(80,575)	$(9,722)

Net (loss) for the year ended September 30, 2018				(32,197)	(32,197)

Balance, as of September 30, 2018	12,000,000	$12,000	$58,853	$(112,772)	$(41,919)

Net (loss) for the year ended September 30, 2019				(78,750)	(78,750)

Balance, as of September 30, 2019	12,000,000	$12,000	$58,853	$(191,522)	$(120,669)

The auditor's report and accompanying notes are an integral part of these consolidated financial statements.

ANDO HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Year ended September 30, 2019	Year ended September 30, 2018

OPERATING ACTIVITIES
Net Loss	$(78,750)	$(32,197)
Adjustments to reconcile Net Loss to net cash provided by operations:
Increase in Prepaid Expenses	(4,000)	(1,100)
Increase / (Decrease) in AP & Accrued Expenses	18,382	(2,465)
Increase in Tax Liabilities	-	25
Net cash used in Operating Activities	$(64,368)	$(35,737)

FINANCING ACTIVITIES
Advances from directors	654	929
Proceeds from Related Party - Promissory Note	50,000	-
Proceeds from Related Party Loan	74,652	34,808
Net cash provided by Financing Activities	$125,306	$35,737

Net increase in Cash for period	60,938	-
Cash at beginning of period	878	878
Cash at end of period	$61,816	$878

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	$74,652	$34,808
Finance Cost Paid	$2,827	$-

The auditor's report and accompanying notes are an integral part of these consolidated financial statements.

ANDO HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ando Holdings Ltd. (“Ando Holdings Ltd.” or the “Company”) was incorporated in the State of Nevada on August 22, 2015 and its fiscal year end is September 30. The primary business of the company was previously to offer mobile billboard display advertising. After thorough analysis, the Company terminated its advertising business. The Company is currently pursuing business opportunities in Hong Kong. The Company acquired 4 companies during this financial year, which were Ando Automobile Technology Limited, Ando Capital Investment Limited, Xian Ando Industrial Company Limited and Xian Ando Factoring Commercial Company Limited.

On November 29, 2018, the Company acquired Ando Automobile Technology Limited, a limited liability company incorporated in Hong Kong (“AATL”), from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of September 30, 2019, this subsidiary had no operation.

On September 30, 2019, the Company and Ando Capital Investment Limited, a limited liability company incorporated in Hong Kong (“ACIL”) and Mr. Lam Chi Kwong Leo, a permanent Hong Kong resident, a major shareholder of the Company, our director and Chief Executive Officer and the sole shareholder of ACIL, entered into the a set of agreements, collectively named as the “Variable Interest Entity or VIE Agreements,” pursuant to which the Company has contractual rights to control and operate the business of ACIL (the “VIE”). ACIL currently has insurance business and has been our VIE for our future business expansion and development in Hong Kong. ACIL has two wholly owned subsidiaries, namely Xian Ando Holdings Company Limited and Xian Ando Commercial Factoring Company Limited, and these two wholly owned subsidiaries have minimal operations.

Mr. Lam Chi Kwong Leo is the common director and major shareholder of the Company and ACIL. As a result of this common ownership and in accordance with the FASB Accounting Standards Codification Section 805 “Business Combination”, the transaction is being treated as a combination between entities under common control. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. The equity accounts of the combining entities are combined. Further, the companies will be combined retrospectively for prior year comparative information as if the transaction had occurred on October 1, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through September 30, 2019, the Company has had minimal operations, and has accumulated a deficit of $191,522. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation.

Below is the organization chart of the Group.

Ando Holdings Limited
(Incorporated in Nevada, U.S.)
100% holds
VIE Structure
Ando Automobile Technology Limited
(Incorporated in Hong Kong)
Ando Capital Investment Limited
(Incorporated in Hong Kong)
100% holds
西安安道實業有限公司
Xian Ando Holdings Company Limited
100% holds
西安安道保理商業有限公司
Xian Ando Commercial Factoring Company Limited
(Incorporated in Xian, China)

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Our deposit is currently deposit in DBS Bank (Hong Kong) Limited and Shanghai Commercial Bank Limited, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of HKD500,000, which is equivalent to $64,102, if DBS Bank (Hong Kong) Limited or Shanghai Commercial Bank Limited fails.

Revenue recognition

Prior to October 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective October 1, 2018, the Company adopted the guidance of ASC 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The adoption of ASC 606 had no effect on previously reported balances.

Income taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.

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

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Transactions with related parties are disclosed in the financial statements.

Economic and Political Risks

Substantially all of the Company’s services are conducted in Hong Kong. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Hong Kong and China in the future. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Hong Kong and China.

The Company’s operations in the People’s Republic of China (“PRC” or “China”) are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (Topic 606). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new accounting standard on October 1, 2018. The Company evaluated the adoption of Topic 606 and has determined that it will not have a material impact on the Company’s financial statements as of September 30, 2019

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of September 30, 2019 and 2018, 12,000,000 common shares were issued and outstanding.

At September 30, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020. Per the agreement, the note began to accrue interest 5 days after the effective date February 1, 2019. The interest on the note is to be paid monthly. At September 30, 2019 and September 30, 2018, the Company has paid interest of $2,827 and $0 to Lin Su Hui in form of cash, and has accrued interest of $417 and $0, respectively.

At September 30, 2019 and 2018, a related party, that our CEO and director, Mr. Lam Chi Kwong Leo is the authorized representative, has paid expenses on behalf of the Company in the amount of $123,610 and $48,958, respectively. The loans are unsecured, payable on demand, and carry no interest.

For the year ended September 30, 2019, our CEO and director, Mr. Lam Chi Kwong Leo loaned certain amount to the Company. As of September 30, 2019 and 2018, the amounts due to director are recorded at $2,789 and $2,135 respectively. This loan is unsecured, payable on demand, and carry no interest.

The Company does not own or rent any property. The office space is provided by a related party at no charge.

NOTE 6 - INCOME TAXES

The income (loss) before income taxes of the Company for the years ended September 30, 2019 and 2018 were comprised of the following:

	For the years ended September 30,
	2019	2018
Tax jurisdictions from:
- Local	$(77,518)	$(31,243)
- Foreign, representing:
Hong Kong	(1,332)	(929)
PRC	-	-

Loss before income taxes	$(78,850)	$(32,172)

Provision for income taxes consisted of the following:

For the years ended September 30,
	2019	2018
Current:
- Local	$-	$-
- Foreign:
Hong Kong	-	-
PRC	-	-

Deferred:
- Local	-	-
- Foreign:	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of September 30, 2019 and 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2019, the operations in the United States of America incurred $188,351 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of approximately $39,554 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Ando Automobile Technology Limited and Ando Capital Investment Limited operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. For the year ended September 30, 2019 and 2018, subsidiaries in Hong Kong incurred an aggregate operating loss of $1,332 and $929 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $261 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

Xian Ando Holdings Company Limited and Xian Ando Commercial Factoring Company Limited are operating in the PRC subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the year ended September 30, 2019 and 2018, Xian Ando Holdings Company Limited and Xian Ando Commercial Factoring Company Limited recorded no loss or profit. As a result, there is no any deferred tax assets or liabilities recorded.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019 and September 30, 2018:

	As of September 30,
Deferred tax assets:	2019	2018
Goodwill and intangibles	$-	$-
Net operating loss carryforwards
- United States of America	39,554	23,275
- Hong Kong	261	160
- PRC	-	-
	39,815	23,435
Less: valuation allowance	(39,815)	(23,435)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $39,815 as of September 30, 2019. For the year ended September 30, 2019, the valuation allowance increased by $16,380, primarily relating to the increase in general and administrative expenses.

NOTE 7 - PREPAID EXPENSES

OTCQB annual fees and prepaid consulting fee are included as prepaid expenses at September 30, 2019, and OTCQB is included at September 30, 2018. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. At September 30, 2019 and 2018, the Company has prepaid expenses of $13,000 and $9,000, respectively.

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

At a September 30, 2018, Acorn Assets & Equity Limited has paid transfer agent fees in the amounts of $3,830, on behalf of Ando Holdings Ltd.

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENT

On November 25, 2019, The Company filed a preliminary Schedule 14-C to SEC for increasing its authorized capital from $75,000 to $85,000. The increased authorized capital will be divided into 10,000,000 preferred shares, with par value at $0.001 per share. The preferred share is designated as Series A Preferred Stock with the following rights and designations: (i) par value of $0.001 per share, (ii) no voting rights, (iii) no conversion rights, (iv) no redemption rights, (v) no maturity date, and (vi) a yearly dividend payment equal to 6% of the amount invested at $1.00 per share.

On November 28, 2019, the Company entered into a securities purchase with an accredited investor, Tsai Ming Hsiu (the “Lender”), pursuant to which the Company issued promissory note for an aggregate of $50,000, with an interest rate of 10% per annum. The Note is to be paid within one year beginning from November 28, 2019. The Note mature on November 28, 2020 (“Maturity Date”) and contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date. A Form 8-K was filed on November 28, 2019.

On December 5, 2019, The Company filed a definitive Schedule 14-C to SEC for increasing its authorized capital from $75,000 to $85,000. The increased authorized capital will be divided into 10,000,000 preferred shares, with par value at $0.001 per share. The preferred share is designated as Series A Preferred Stock with the following rights and designations: (i) par value of $0.001 per share, (ii) no voting rights, (iii) no conversion rights, (iv) no redemption rights, (v) no maturity date, and (vi) a yearly dividend payment equal to 6% of the amount invested at $1.00 per share.

In December 2019, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $1,070,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date. A Form 8-K was filed on December 11, 2019.

On December 9 and December 16, 2019, the Company entered into two loan agreements with Ando Credit Limited, a related party which the CEO of the Company, Mr. Lam, has significant influence on, amounted $738,000 and $250,000 (the “Loan Amount”) respectively, with interest rate 12% per annum. The Company would receive monthly interest income from Ando Credit Limited. The Loan Amount will not be due unless there is any event of default occurrence. The Company will be in default if the Note holders ask for repayment and Ando Credit Limited does not pay back to the Company.

On December 26, 2019, the Company filed with the State of Nevada, a Certificate of Designation for its Series A preferred stock (the “Certificate”). The Certificate was effective on December 26, 2019. The Certificate establishes all of the rights of the holders of the Series A Preferred Stock (the “Series A”), as related to the Series A, including, but not limited to the lack of Series A conversion rights and voting rights, the six percent (6%) interest rights, and the liquidation preference (collectively, the “Rights”). On the same day, the Company also filed with State of Nevada, a Certificate of Change for increasing its authorized shares by 10,000,000 so that they consisted of 75,000,000 common stocks and 10,000,000 preferred stocks.

In January 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $260,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date. A Form 8-K was filed on January 14, 2020.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

•Limited or no segregation of duties and lack of multiple levels of supervision and review.

•No independent directors.

•Ineffective controls over financial reporting.

•Lack of controls over authorization related party transactions.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of December 30, 2019, are as follows:

Name	Age	Position(s)
Lam Chi Kwong Leo	42	CEO, Director, President, Chairman
Lee Hiu Lan	30	CFO, Treasurer, Secretary
Chan Tung Ngai	32	Director
Hu Jiasheng	49	Director

Lam Chi Kwong Leo- CEO, Director, President, Chairman

Mr. Lam graduated in 2000 from the University of Ottawa, Canada, with a Bachelor of Science degree. Since 2013, Mr. Lam was the Chief Executive Officer and one of the founders of Red Stone Global Investment, which provides a comprehensive range of financial services in risk management, fund-trading, offshore account, trust, asset refinancing and management. He was responsible for establishing the company structure, compliance monitoring system, and administrative system of the company. From 2014 to 2015, Mr. Lam served as the Head of Fund Distributor of Asia One Financial Group, which provides comprehensive financial planning services and portfolio management services to institutional and individual clients in Asia. He was responsible for the marketing of the fund distribution in Asia and had raised more than $25 million within 1 year. In June 2017, Mr. Lam was appointed as the President, Chairman, Chief Executive Officer and Director of the Company.

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

Board Composition and Committees

The Company’s Board of Directors is currently composed of three members, Lam Chi Kwong Leo, Chan Tung Ngai and Hu Jiasheng.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.engaging in any type of business practice; or

iii.engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.any Federal or State securities or commodities law or regulation; or

ii.any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended September 30, 2019, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

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

Elements of executive compensation

Base salary.  We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the year ended September 30, 2019, or the period August 22, 2015, our inception, through September 30, 2019.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the year ended September 30, 2019 or the period August 22, 2015, our inception, through September 30, 2019.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers for the years ended September 30, 2019 and 2018 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	CEO	2019	-	-	-	-	-	-	-

Lee Hiu Lan	CFO	2019	-	-	-	-	-	-	-

Lam Chi Kwong Leo	CEO	2018	-	-	-	-	-	-	-

Lee Hiu Lan	CFO	2018	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors for the years ended September 30, 2019 and 2018 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lam Chi Kwong Leo	2019	-	-	-	-	-	-	-

Chan Tung Ngai	2019	-	-	-	-	-	-	-

Hu Jiasheng	2019	-	-	-	-	-	-	-

Lam Chi Kwong Leo	2018	-	-	-	-	-	-	-

Chan Tung	2018	-	-	-	-	-	-	-

Hu Jiasheng	2018	-	-	-	-	-	-	-

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

Pension Benefits

No named executive officers received or held pension benefits during the period from August 22, 2015 (inception) to September 30, 2019.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from August 22, 2015 (inception) to September 30, 2019.

Grants of Plan-Based Awards

During the period from August 22, 2015 (inception) to September 30, 2019, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of September 30, 2019 and 2018.  No equity awards were made during the year ended September 30, 2019 and 2018.

Option Exercises and Stock Vested

During the period from August 22, 2015 (inception) to September 30, 2019, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from August 22, 2015 (inception) to September 30, 2019, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into any employment agreements with our executive officers. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We have not adopted any equity incentive plan during the period from August 22, 2015 (inception) to September 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 30, 2019 for:

•each person or group known to us to beneficially own 5% or more of our common stock;

•each of our directors and director nominees;

•each of our named executive officers; and

•all of our executive officers and directors as a group.

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

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class

Lam Chi Kwong Leo, CEO	6,398,000	53.32%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road	147,400 (indirect) (1)	1.09%
Tsim Sha Tsui, Kowloon, Hong Kong

Lee Hiu Lan, CFO	147,000	1.23%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Hu Jiasheng, Director	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

Chan Tung Ngai, Director	0	0.00%
Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road
Tsim Sha Tsui, Kowloon, Hong Kong

All Directors & Officers	6,545,000	54.54%
as a group (4 persons)	147,400 (indirect)	1.23%

Shih Huang-Jen	690,000	5.75%
13F, No. 11, Xinchun St., Tamsui Dist.,
New Taipei City 251, Taiwan

Lin Su Hui	935,900	7.80%
2/F-S, No. 325 Zhongming Road, North District, Taichung City, 404, TW

(1)Represents shares owned by Ms. Chow Chung Yan, the spouse of Mr. Lam Chi Kwong Leo.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

On December 9 and December 16, 2019, Ando Holdings Limited (the “Company”) entered into two loan agreements with Ando Credit Limited (the “Borrower”) amounted $738,000 and $250,000 (the “Loan Amount”) respectively, with interest rate 12% per annum. The Company would receive monthly interest income from the Borrower, payable on 5th calendar day of each month. The Loan Amount will be exclusively used for mortgage business of the Borrower. The Borrower is not allowed to apply the Loan for any other uses, failing which, it will be regarded as an Event of Default. The Loan Amount will be renewed on a monthly basis unless the Company requests the repayment of Loan Amount by submitting a formal notice to the Borrower.

As of September 30, 2019, Ando Credit Limited, has paid expenses on behalf of the Company in the amount of $124,091. The loans are unsecured, payable on demand, and carry no interest. Our shareholder of 7.8% of the total shares outstanding, Lin Su Hui lent $50,000 to the Company and the Company issued a promissory note at 10% per annum to Lin Su Hui. The promissory note will be due on February 1, 2020.

As of September 30, 2018, Ando Credit Limited, has paid expenses on behalf of the Company in the amount of $48,958. The loans are unsecured, payable on demand, and carry no interest.

The Company does not own or rent property. The office space is provided by Ando Credit Limited at no charge.

Ando Credit Limited is treated as a related party because Mr. Lam Chi Kwong Leo is the authorized representative of Ando Credit Limited, and is authorized to be responsible for all the activities relating to Ando Credit Limited.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended September 30, 2019 and the year ended September 30, 2018.

	Year Ended September 30,
	2019	2018
Audit Fees	$27,000	$14,000
Audit-Related Fees	-	-
Tax Fees	800	800
All Other Fees	-	-

Total Audit and Audit-Related Fees	$27,800	$14,800

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended(1)
3.2	By Laws, as currently in effect (2)
10.1	Note Purchase Agreement dated February 1, 2019 (3)
10.2	Promissory Note Agreement dated February 1, 2019 (3)
10.3	Exclusive Business Cooperation Agreement, dated as of September 30, 2019, by and between Ando Holdings Limited and Ando Capital Investment Limited (4)
10.4	Loan Agreement, dated as of September 30, 2019, by and between Ando Holdings Limited and Mr. Lam Chi Kwong Leo (4)
10.5	Share Pledge Agreement, dated as of September 30, 2019, by and among Ando Holdings Limited, Ando Capital Investment Limited and Mr. Lam Chi Kwong Leo (4)
10.6	Power of Attorney, dated as of September 30, 2019, by Mr. Lam Chi Kwong Leo (4)
10.7	Exclusive Option Agreement, dated as of September 30, 2019, by and among Ando Holdings Limited, Ando Capital Investment Limited and Mr. Lam Chi Kwong Leo (4)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer*

* Filed herewith

(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 26, 2017.

(2)Previously filed as an exhibit to the Company’s Form S-1 registration statement filed with the SEC on January 16, 2016.

(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2019.

(4)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of January 2020.

ANDO HOLDINGS LTD.

By:  /s/ Lam Chi Kwong Leo

Lam Chi Kwong Leo

Chief Executive Officer, President, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Chi Kwong Leo Lam Chi Kwong Leo	Chief Executive Officer, President, Chairman and Director	January 16, 2020

/s/ Lee Hiu Lan Lee Hiu Lan	Chief Financial Officer, Treasurer, and Secretary	January 16, 2020