Form 10-Q
period 2019-12-31
Ando Holdings Ltd.
filed 2020-02-13
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-37834

____________________________

ANDO HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada	47-4933278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road

Tsim Sha Tsui, Kowloon, Hong Kong  00000

(Address of principal executive offices, including zip code)

+852 23519122

(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

Yes [  ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2020

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2019	As of September 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$124,404	$61,816
Related party - loan receivable	1,076,473	-
Prepaid expenses	6,863	13,000
Total Current Assets	1,207,740	74,816
TOTAL ASSETS	$1,207,740	$74,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Income tax payable	$28	$28
Amount due to director	2,788	2,789
Amount due to related parties	24,590	123,610
Accounts payable and accrued expenses	40,662	19,058
Related party - note payable	50,000	50,000
Third-party - note payable	1,120,000	-
Total Current Liabilities	1,238,068	195,485

Non-Current Liabilities
Third-party - note payable	140,000	-
TOTAL LIABILITIES	$1,378,068	$195,485

STOCKHOLDERS' EQUITY
Preferred stock - Par value $0.001; Authorized: 10,000,000 None issued and outstanding	-	-
Common Stock - Par value $0.001; Authorized: 75,000,000 Issued and Outstanding: 12,000,000 shares as of December 31, 2019 and September 30, 2019	12,000	12,000
Additional paid-in capital	58,853	58,853
Accumulated deficit	(241,181)	(191,522)
TOTAL STOCKHOLDERS' EQUITY	(170,328)	(120,669)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,207,740	$74,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018(1)

Revenue	$-	$-

Cost of revenue	-	-

Gross	$-	$-

Expenses
General and administrative	(50,480)	(25,710)
Total expenses	(50,480)	(25,710)

Loss from operations	(50,480)	(25,710)

Other income (expense)
Related party - interest income	8,474	-
Finance cost	(7,654)	-
Total other income (expense)	$820	$-

Loss before income tax	(49,660)	(25,710)

Net loss from continuing operations	$(49,660)	$(25,710)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,000,000	12,000,000

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three months ended December 31, 2019 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance, September 30, 2019 (audited)	12,000,000	$12,000	$58,853	$(191,522)	$(120,669)

Net loss for the three months ended December 31, 2019	-	-	-	(49,660)	(49,660)

Balance, December 31, 2019 (unaudited)	12,000,000	$12,000	$58,853	$(241,181)	$(170,328)

Three months ended December 31, 2018 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance, September 30, 2018 (audited)(1)	12,000,000	$12,000	$58,853	$(112,772)	$(41,919)

Net loss for the three months ended December 31, 2018	-	-	-	(25,710)	(25,710)

Balance, December 31, 2018 (unaudited)	12,000,000	$12,000	$58,853	$(138,482)	$(67,629)

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31, 2019	Three months ended December 31, 2018(1)

OPERATING ACTIVITIES
Net Loss	$(49,660)	$(25,710)
Adjustments to reconcile Net Loss to net cash provided by operations:
(Increase) / Decrease in Prepaid Expenses	6,137	3,000
Increase / (Decrease) in Account Payable and Accrued Expenses	21,604	5,190
Net cash used in Operating Activities	$(21,919)	$(17,520)

FINANCING ACTIVITIES
Proceeds from Promissory Note	1,260,000	-
Increase / (Decrease) in Related Party Loan	(1,175,493)	28,993
Net cash provided by Financing Activities	$84,507	$28,993

Net increase in Cash for period	62,588	11,473
Cash at beginning of period	61,816	878
Cash at end of period	$124,404	$12,351

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid by related party on behalf of the Company	22,980	28,993
Finance Cost Paid	$1,250	$-

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

On November 29, 2018, the Company acquired Ando Automobile Technology Limited, a limited liability company incorporated in Hong Kong (“AATL”), from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of December 31, 2019, this subsidiary had no operation.

On September 30, 2019, the Company and Ando Capital Investment Limited, a limited liability company incorporated in Hong Kong (“ACIL”) and Mr. Lam Chi Kwong Leo, a permanent Hong Kong resident, a major shareholder of the Company, our director and Chief Executive Officer and the sole shareholder of ACIL, entered into a set of agreements, collectively named as the “Variable Interest Entity or VIE Agreements,” pursuant to which the Company has contractual rights to control and operate the business of ACIL (the “VIE”). ACIL currently has insurance business and has been our VIE for our future business expansion and development in Hong Kong. ACIL has two wholly owned subsidiaries, namely Xian Ando Holdings Company Limited and Xian Ando Commercial Factoring Company Limited, and these two wholly owned subsidiaries have minimal operations.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through December 31, 2019, the Company has had minimal operations, and has accumulated a deficit of $241,181. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The officers and directors have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection, and disclosure of critical accounting policies with the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ based upon different estimates and assumptions

Basis of Presentation

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

The Company is authorized to issue an aggregate of 10,000,000 and 75,000,000 preferred stock and common shares respectively, with a par value of $0.001 per share. As of December 31, 2019 and 2018, no preferred stocks and 12,000,000 common shares were issued and outstanding respectively.

At December 31, 2019 and 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020. Per the agreement, the note began to accrue interest 5 days after the effective date February 1, 2019. The interest on the note is to be paid monthly. For the three months ended December 31, 2019, the Company has paid interest of $1,250 to Lin Su Hui in form of cash and has accrued interest of $417.

On December 9, December 16, 2019 and December 30, 2019, the Company entered into three loan agreements with Ando Credit Limited, a related party which the CEO of the Company, Mr. Lam, has significant influence on, amounted $738,000, $250,000 and $80,000 (the “Loan Amount”) respectively, with interest rate 12% per annum. The Company would receive monthly interest income from Ando Credit Limited. The Loan Amount will not be due unless there is any event of default occurrence. The Company will be in default if the Note holders ask for repayment and Ando Credit Limited does not pay back to the Company. As of December 31, 2019, the Company has an interest income receivable in the amount of $8,474 from Ando Credit Limited.

For the three months ended December 31, 2019 and 2018, a related party, that our CEO and director, Mr. Lam Chi Kwong Leo is the authorized representative, has paid expenses on behalf of the Company in the amount of $22,655 and $28,993, respectively. These loans are unsecured, payable on demand, and carry no interest.

For the three months ended December 31, 2019, our CFO, Ms. Lee Hiu Lan paid expense on behalf of the Company in the amount of $325. This loan is unsecured, payable on demand, and carries no interest.

The Company does not own or rent any property. The office space is provided by a related party at no charge.

NOTE 6 - THIRD PARTY - NOTE PAYABLE

Balances of note payable as of December 31, 2019 and September 30, 2019 consisted of the following:

	As of December 31, 2019 (Unaudited)	As of September 30, 2019 (Audited)
Tsai Ming Hsiu due on November 28, 2020 with 10% per annum	$50,000	$-
Chang Ruei Yu due on December 6, 2020 with 10% per annum	350,000	-
Liao Shu Hua due on December 9, 2020 with 10% per annum	50,000	-
Chen Hsuan Yi due on December 9, 2020 with 10% per annum	60,000	-
Jean Mei Ing due on December 10, 2020 with 10% per annum	50,000	-
Lin Po Chung due on December 10, 2020 with 10% per annum	240,000	-
Lee Hsiu Kung due on December 13, 2020 with 10% per annum	70,000	-
Wu Tai Lin due on December 16, 2020 with 10% per annum	50,000	-
Huang Yu due on December 16, 2020 with 10% per annum	100,000	-
Lin Cheng Yu due on December 17, 2020 with 10% per annum	100,000	-
Wu Chih Kao due on January 1, 2021 with 10% per annum	50,000	-
Lee Hsiu Kung due on January 3, 2021 with 10% per annum	30,000	-
Jao Tzu Yun due on January 7, 2021 with 10% per annum	60,000	-
Total Note Payable	$1,260,000	$-
Less: Current Portion	$(1,120,000)	$-
Long-Term Portion	$140,000	$-

Future maturities of long-term debt as at December 31, 2019 are as follows which does not include related party debt separately stated:

Years ending December 31,
2020	$1,120,000
2021	140,000
Total	$1,260,000

All the above notes carry a 10% per annum with monthly interest accrued to the aforementioned lenders. The principal is received by the Company seven days prior to the effective date of such promissory note, and as of December 31, 2019, the Company received an aggregate amount of $140,000 before the corresponding effective dates of the promissory notes.

NOTE 7 - RELATED PARTY - NOTE PAYABLE

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020. Per the agreement, the note began to accrue interest 5 days after the effective date February 1, 2019.

NOTE 8 - PREPAID EXPENSES

OTCQB annual fees and prepaid transfer agent fee are included as prepaid expenses as of December 31, 2019. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. As of December 31, 2019, the Company has prepaid expenses of $6,863, which is consisted of $6,000 OTCQB annual fees and $863 prepayment to transfer agent.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On November 28, 2019, the Company entered into a securities purchase with an accredited investor, Tsai Ming Hsiu (the “Lender”), pursuant to which the Company issued promissory note for an aggregate of $50,000, with an interest rate of 10% per annum. The Note is to be paid within one year beginning from November 28, 2019. The Note mature on November 28, 2020 (“Maturity Date”) and contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date. A Form 8-K was filed on December 2, 2019.

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

In December 2019, the Company received an aggregate amount of $140,000 from three accredited investors, for purchasing promissory notes with an interest rate of 10% per annum. These three promissory notes would be effective in January 2020 and started to accrued interest from the effective dates.

We foresee an aggregate monthly interest expense at approximately $11,000 since January 1, 2020.

NOTE 10 - SUBSEQUENT EVENT

In January 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $260,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date. A Form 8-K was filed on January 23, 2020.

On January 6, 2020, the Company entered into a loan agreement with Ando Credit Limited, a related party which the CEO of the Company, Mr. Lam, has significant influence on, amounted $160,000, with interest rate 12% per annum. The Company would receive monthly interest income from Ando Credit Limited. The Loan Amount will not be due unless there is any event of default occurrence. The Company will be in default if the Note holders ask for repayment and Ando Credit Limited does not pay back to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated January 16, 2020, for the year ended September 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated January 16, 2020, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

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

On November 29, 2018, the Company acquired Ando Automobile Technology Limited from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of December 31, 2019, this subsidiary had no operation.

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

Results of Operation

For the three months period ended December 31, 2019 and 2018

Revenues

We have not generated any revenue for the three months ended December 31, 2019 and 2018.

General and administrative expenses

We incurred a total of $50,480 and $25,710 general and administrative expenses during the three months ended December 31, 2019 and 2018 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and edgar filing fee. The increase of general and administrative expenses is due to increase in audit review fee and consulting fee.

Other income and expense

For the three months ended December 31, 2019, we have earned $8,474 interest income from the loan to Ando Credit Limited, at 12% per annum, while we have incurred $7,654 finance cost to the promissory notes issued at 10% per annum.

Net loss

We incurred a total net loss of $49,660 and $25,710 for the three months ended December 31, 2019 and 2018 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended December 31, 2019 and 2018, the cash flows used in operating activities was $21,919 and $17,520 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Financing Activities

For the three months ended December 31, 2019 and 2018, the cash flows provided by financial activities was $84,507 and $28,993 respectively, consists of proceeds from issuance of promissory note and advance to and from related party.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2019.

Contractual Obligations

On February 1, 2019, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2020. Per the agreement, the note began to accrue interest 5 days after the effective date February 1, 2019. The interest on the note is to be paid monthly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer.

32.1	Section 1350 Certification of principal executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDO HOLDINGS LIMITED
(Name of Registrant)

Date: February 13, 2020

	By:	/s/ Lam Chi Kwong Leo
	Title:	Chief Executive Officer, Director (Principal Executive Officer)