Form 10-Q
period 2020-03-31
Ando Holdings Ltd.
filed 2020-05-14
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

+852 23519122

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock with par value $0.001 per share	ADHG	OTC Markets

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2020

Common Stock, par value $.001 per share	12,000,000 shares

ANDO HOLDINGS LTD.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2020	As of September 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$36,675	$61,816
Related party - loan receivable	2,394,179	-
Prepaid expenses	5,646	13,000
Total Current Assets	2,436,500	74,816

Non-current Assets
Operating lease right-of-use assets, net	65,994	-

TOTAL ASSETS	$2,502,494	$74,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Income tax payable	$28	$28
Amount due to director	4,324	2,789
Amount due to related parties	33,743	123,610
Accounts payable and accrued expenses	61,142	19,058
Related party - note payable	50,000	50,000
Third-party - note payable	2,455,000	-
Operating lease liabilities, current portion	23,900	-
Total Current Liabilities	2,628,137	195,485

Non-Current Liabilities
Third-party - note payable	50,000	-
Operating lease liabilities, net of current portion	40,204	-

TOTAL LIABILITIES	$2,718,341	$195,485

STOCKHOLDERS' EQUITY
Preferred stock - Par value $0.001; Authorized: 10,000,000 None issued and outstanding	-	-
Common Stock - Par value $0.001; Authorized: 75,000,000 Issued and Outstanding: 12,000,000 shares as of March 31, 2020 and September 30, 2019	12,000	12,000
Additional paid-in capital	58,853	58,853
Accumulated other comprehensive loss	312	-
Accumulated deficit	(287,012)	(191,522)
TOTAL STOCKHOLDERS' EQUITY	(215,847)	(120,669)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,502,494	$74,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2020	2019(1)	2020	2019(1)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	$-	$-	$-	$-

Expenses
General and administrative	(51,214)	(11,420)	(101,693)	(37,130)
Total expenses	(51,214)	(11,420)	(101,693)	(37,130)

Loss from operations	(51,214)	(11,420)	(101,693)	(37,130)

Other income (expense)
Related party - interest income	48,058	-	56,532	-
Finance cost	(42,675)	-	(50,329)	-
Total other income (expense)	$5,383	$-	$6,203	$-

Loss before income tax	(45,831)	(11,420)	(95,490)	(37,130)

Net loss from continuing operations	$(45,831)	$(11,420)	$(95,490)	$(37,130)

Foreign currency translation income	312	-	312	-

Comprehensive loss	$(45,519)	$(11,420)	$(95,178)	$(37,130)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Six months ended March 31, 2020 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Comprehensive Income/(Loss)	Accumulated Deficit	Total Equity

Balance, September 30, 2019 (audited)	12,000,000	$12,000	$58,853	$-	$(191,522)	$(120,669)

Net loss for the three months ended December 31, 2019	-				(49,659)	(49,659)
Balance, December 31, 2019 (unaudited)	12,000,000	$12,000	$58,853	$-	$(241,181)	$(170,328)

Net loss for the three months ended March 31, 2020	-	-	-	-	(45,831)	(45,831)
Foreign currency translation income	-			312	-	312
Balance, March 31, 2020 (unaudited)	12,000,000	$12,000	$58,853	$312	$(287,012)	$(215,847)

Six months ended March 31, 2019 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity

Balance, September 30, 2018(1) (audited)	12,000,000	$12,000	$58,853	$(112,772)	$(41,919)

Net loss for the three months ended December 31, 2018	-			(25,710)	(25,710)
Balance, December 31, 2018 (unaudited)	12,000,000	$12,000	$58,853	$(138,482)	$(67,629)

Net loss for the three months ended March 31, 2019	-	-	-	(11,420)	(11,420)
Balance, March 31, 2019(1) (unaudited)	12,000,000	$12,000	$58,853	$(149,902)	$(79,049)

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended March 31,
	2020	2019(1)

OPERATING ACTIVITIES
Net Loss	$(95,490)	$(37,130)
Adjustments to reconcile Net Loss to net cash provided by operations:
Depreciation and amortization expenses	10,044	-
(Increase) / Decrease in Prepaid Expenses	7,330	5,600
Increase / (Decrease) in Account Payable and Accrued Expenses	42,430	2,532
Decrease in lease liabilities	(11,954)	-
Net cash used in Operating Activities	$(47,640)	$(28,998)

FINANCING ACTIVITIES
Proceeds from Promissory Note	2,505,000	50,000
Increase / (Decrease) in Related Party Loan Receivable	(2,394,179)	-
Increase / (Decrease) in Advance from Director and Related Parties	(88,315)	42,411
Net cash provided by Financing Activities	$22,506	$92,411

Effect of exchange rate changes in cash and cash equivalents	(7)	-

Net increase in Cash for period	(25,141)	63,413
Cash at beginning of period	61,816	878
Cash at end of period	$36,675	$64,291

Supplemental Cash Flow Information and noncash Financing Activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$77,209	$-
Expenses paid by related party on behalf of the Company	$32,120	$41,770
Finance Cost Paid	$31,406	$327

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDO HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

On November 29, 2018, the Company acquired Ando Automobile Technology Limited, a limited liability company incorporated in Hong Kong (“AATL”), from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of March 31, 2020, this subsidiary had no operation.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception on August 22, 2015 through March 31, 2020, the Company has had minimal operations, and has accumulated a deficit of $287,012. In view of this, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue operations and to achieve a level of profitability large enough to cover the Company’s expenses. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Lease

Prior to September 30, 2019, the Company had not entered into formal lease agreement and the Company accounted for leases under ASC 840, Accounting for Leases. Effective October 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $77,209, lease liabilities for operating leases of $77,209, and a zero cumulative-effect adjustment to accumulated deficit. See Note 9 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”), which is the respective functional currencies for the Company as the deposit is currently kept in HSBC Hong Kong. In addition, the Company’s subsidiaries maintain their books and records in their respective local currency, which consists of the Hong Kong Dollars (“HK$”) and Chinese Yuan (“CNY”), which is also the respective functional currency of the subsidiaries.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Period-end CNY : US$1 exchange rate	7.08	6.71
Period-average CNY : US$1 exchange rate	7.01	6.87
Period-end / average HK$ : US$1 exchange rate	7.80	7.80

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

The Company is authorized to issue an aggregate of 10,000,000 and 75,000,000 preferred stock and common shares respectively, with a par value of $0.001 per share. As of March 31, 2020 and September 30, 2019, no preferred stocks and 12,000,000 common shares were issued and outstanding respectively.

As of March 31, 2020 and September 30, 2019, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 6, 2020, the Company renewed Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2021. Per the agreement, the note began to accrue interest immediately after the effective date February 1, 2020. The interest on the note is to be paid monthly. For the six months ended March 31, 2020, the Company has paid interest of $2,500 to Lin Su Hui in form of cash and has accrued interest of $417.

For the six months ended March 31, 2020, the Company entered into several loan agreements with Ando Credit Limited, a related party which the CEO of the Company, Mr. Lam, has significant influence on, amounted $2,373,000 in total (the “Loan Amount”), with interest rate 12% per annum. The Company would receive monthly interest income from Ando Credit Limited. The Loan Amount will not be due unless there is any event of default occurrence. The Company will be in default if the Note holders ask for repayment and Ando Credit Limited does not pay back to the Company. For the six months ended March 31, 2020, the Company generated $56,532 interest income from Ando Credit Limited. As of March 31, 2020, the Company has an interest income receivable in the amount of $21,179 from Ando Credit Limited.

As of March 31, 2020, a related party, that our CEO and director, Mr. Lam Chi Kwong Leo is the authorized representative, provided a loan amounted $4,324 to the Company. These loans are unsecured, payable on demand, and carry no interest.

For the six months ended March 31, 2020, our former CFO, Ms. Lee Hiu Lan paid expense on behalf of the Company in the amount of $1,400 and as of March 31, 2020, the Company owed $465 in total to Ms. Lee. This loan is unsecured, payable on demand, and carries no interest.

The current office space in Hong Kong is provided by a related party at no charge.

NOTE 6 - THIRD PARTY - NOTE PAYABLE

Balances of note payable as of March 31, 2020 and September 30, 2019 consisted of the following:

	As of December 31, 2019 (Unaudited)	As of September 30, 2019 (Audited)
Tsai Ming Hsiu due on November 28, 2020 with 10% per annum	$50,000	$-
Chang Jui Yu due on December 6, 2020 with 10% per annum	350,000	-
Liao Shu Hua due on December 9, 2020 with 10% per annum	50,000	-
Chen Hsuan Yi due on December 9, 2020 with 10% per annum	60,000	-
Jean Mei Ing due on December 10, 2020 with 10% per annum	50,000	-
Lin Po Chung due on December 10, 2020 with 10% per annum	240,000	-
Lee Hsiu Kung due on December 13, 2020 with 10% per annum	70,000	-
Wu Tai Lin due on December 16, 2020 with 10% per annum	50,000	-
Huang Yu due on December 16, 2020 with 10% per annum	100,000	-
Lin Cheng Yu due on December 17, 2020 with 10% per annum	100,000	-
Wu Chih Kao due on January 1, 2021 with 10% per annum	50,000	-
Lee Hsiu Kung due on January 3, 2021 with 10% per annum	30,000	-
Jao Tzu Yun due on January 7, 2021 with 10% per annum	60,000	-

	As of December 31, 2019 (Unaudited)	As of September 30, 2019 (Audited)
Li Cai Zhen due on January 10, 2021 with 10% per annum	100,000	-
Wu Tai Lin due on January 17, 2021 with 10% per annum	20,000	-
Su Liang An due on January 29, 2021 with 10% per annum	50,000	-
Liang Pei Jen due on February 13, 2021 with 10% per annum	100,000	-
Lin Pin Hui due on February 25, 2021 with 10% per annum	100,000	-
Teng Ying Min due on February 28, 2021 with 10% per annum	155,000	-
Kao Ko Chen due on March 3, 2021 with 10% per annum	50,000	-
Chiang Chao Chun due on March 9, 2021 with 10% per annum	200,000	-
Hsu Chin Chong due on March 12, 2021 with 10% per annum	100,000	-
Huang Yu due on March 13, 2021 with 10% per annum	100,000	-
Lin Po Chung due on March 18, 2021 with 10% per annum	20,000	-
Lien Chia Yun due on March 24, 2021 with 10% per annum	200,000	-
Lee Pei Hsuan due on April 1, 2021 with 10% per annum	50,000	-
Total Note Payable	$2,505,000	$-
Less: Current Portion	$(2,455,000)	$-
Long-Term Portion	$50,000	$-

Future maturities of long-term debt as of March 31, 2020 are as follows which does not include related party debt separately stated:

Years ending March 31,
2021	$2,455,000
2022	50,000
Total	$2,505,000

All the above notes carry a 10% per annum with monthly interest accrued to the aforementioned lenders. The principal is received by the Company seven days prior to the effective date of such promissory note, and as of March 31, 2020, the Company received an aggregate amount of $50,000 before the corresponding effective dates of the promissory notes.

NOTE 7 - RELATED PARTY - NOTE PAYABLE

On February 6, 2020, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company issued a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2021. Per the agreement, the note began to accrue interest immediately after the effective date February 6, 2020.

NOTE 8 - PREPAID EXPENSES

OTCQB annual fees and rental deposit are included as prepaid expenses as of March 31, 2020. These expenses are stated at cost and are charged to expense over the periods the Company expects to benefit from them. As of March 31, 2020, the Company has prepaid expenses of $5,646, which is consisted of $3,000 OTCQB annual fees and $2,180 rental deposit.

NOTE 9 - LEASE

The Company has operating lease agreements for an office in Xian, China with remaining lease terms of 3 years. The Company does not have any other leases. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months ended March 31, 2020
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$11,311

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended March 31, 2020	$13,221
Remaining lease term - operating lease (in years)	2.583
Discount rate - operating lease	4.75%

As of March 31, 2020
(Unaudited)
Operating lease
Right-of-use assets, net	$65,994

Operating lease liabilities - current portion	23,900
Operating lease liabilities - non-current portion	40,204
Total operating lease liabilities	$64,104

Year Ending	Operating Lease
2020 (remaining 6 months)	$13,085
2021	26,170
2022	28,263
Total lease payments	$67,518
Less: Present value discount	(3,414)
Present value of lease liabilities	$64,104

Lease expenses were $11,331 during the six months ended March 31, 2020 respectively, and there was no rent incurred during the six months ended March 31, 2019, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In January 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $310,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

On February 6, 2020, the Company entered into a Note Purchase Agreement with an accredited related investor Lin Su Hui, our 5% shareholder. Pursuant to this agreement, the Company entered a promissory note to Lin Su Hui for $50,000, at 10% interest per annum, with a maturity date of February 6, 2021. Per the agreement, the note began to accrue interest immediately after the effective date February 6, 2020. The interest on the note is to be paid monthly.

In February 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $355,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

In March 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $670,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

We foresee an aggregate monthly interest expense at approximately $22,000 since April 1, 2020.

NOTE 11 - SUBSEQUENT EVENT

On April 1, 2020, the Company entered into a securities purchase with an accredited investor, Lee Pei Hsuan (the “Lender”), pursuant to which the Company issued promissory note for an aggregate of $50,000, with an interest rate of 10% per annum. The Note is to be paid within one year beginning from April 1, 2020. The Note matures on April 1, 2021 (“Maturity Date”) and contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

On April 14, 2020, Ms. Lee Hiu Lan resigned from the position of Chief Financial Officer, Secretary and Treasurer, and our Chief Executive Officer, Mr. Lam Chi Kwong Leo took over all these position on the same date.

The emergence and wide spread of the novel Coronavirus (“COVID-19”) since the beginning of 2020 has affected business and economic activities across the world. During periods of unfavorable market and economic conditions, the Group’s results of operations may be adversely affected by a total stop on insurance policy selling due to the implementation of social distancing. During a market or general economic downturn, the Group may also consider to make higher provision on the loan lent to Ando Credit Limited. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, clients or prospective clients may withdraw their decision from insurance policy application.

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

On November 29, 2018, the Company acquired Ando Automobile Technology Limited from Lam Chi Kwong Leo with a cash consideration of $1,282. The Company intends this fully owned subsidiary to operate as an automobile trading company, trading in foreign-made automobiles to be shipped to Chinese buyers directly. As of March 31, 2020, this subsidiary had no operation.

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

Ms. Lee Hiu Lan resigned from the position of Chief Financial Officer, Secretary and Treasurer on April 14, 2020, and our Chief Executive Officer, Mr. Lam Chi Kwong Leo took over all these position on the same date.

Our principal executive offices are located at Room 1107, 11/F, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is +852 23519122. We were incorporated under the laws of the State of Nevada on August 22, 2015. Our fiscal year end is September 30.

Results of Operation

For the three months period ended December 31, 2019 and 2018

Revenues

We have not generated any revenue for the three and six months ended March 31, 2020 and 2019.

General and administrative expenses

We incurred a total of $101,693 and $37,130 general and administrative expenses during the six months ended March 31, 2020 and 2019 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and edgar filing fee, lease expense and wages. The increase of general and administrative expenses is due to increase in audit review fee, consulting fee, lease expense and wages.

We incurred a total of $51,214 and $11,420 general and administrative expenses during the three months ended March 31, 2020 and 2019 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and edgar filing fee, lease expense and wages. The increase of general and administrative expenses is due to increase in audit review fee, consulting fee, lease expense and wages.

Other income and expense

For the three months ended March 31, 2020, we have earned $48,058 interest income from the loan to Ando Credit Limited, at 12% per annum, while we have incurred $42,675 finance cost to the promissory notes issued at 10% per annum.

For the six months ended March 31, 2020, we have earned $56,532 interest income from the loan to Ando Credit Limited, at 12% per annum, while we have incurred $50,329 finance cost to the promissory notes issued at 10% per annum.

Net loss

We incurred a total net loss of $45,831 and $95,490 for the three and six months ended March 31, 2020 respectively, while we incurred a net loss of $11,420 and $37,130 for the three and six months ended March 31, 2019 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended March 31, 2020 and 2019, the cash flows used in operating activities was $47,640 and $28,998 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Financing Activities

For the six months ended March 31, 2020 and 2019, the cash flows provided by financial activities was $22,506 and $92,411 respectively, consists of proceeds from issuance of promissory note and advance to and from related party.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

Contractual Obligations

On October 8, 2019, an employee of Xian Ando Factoring Commercial Company Limited, Mr. An Zhixu entered into a three-year tenancy agreement from November 1, 2019 to October 31, 2022, on behalf of Xian Ando Factoring Commercial Company Limited. The tenancy address is Room 1007 and 1008, Block B, Wang Zuo Qu Jiang, Qu Jiang New District, Xian, China. The monthly rental is CNY15,440, approximately $2,205.

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

In January 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $310,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

In February 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $405,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

In March 2020, the Company entered into several securities purchase agreements with a batch of accredited investors, pursuant to which the Company issued promissory notes for an aggregate of $670,000 (the “Outstanding Balance”), with an interest rate of 10% per annum (the “Note”). The Outstanding Balance of the Notes are to be paid within one year beginning from the effective dates of the notes (“Maturity Dates”). The Notes contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

On April 1, 2020, the Company entered into a securities purchase with an accredited investor, Lee Pei Hsuan (the “Lender”), pursuant to which the Company issued promissory note for an aggregate of $50,000, with an interest rate of 10% per annum. The Note is to be paid within one year beginning from April 1, 2020. The Note matures on April 1, 2021 (“Maturity Date”) and contain an auto renewal clause for one year if the Lender fails to provide notice for redemption on or before 30 days from the Maturity Date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANDO HOLDINGS LIMITED
(Name of Registrant)

Date: May 14, 2020

	By:	/s/ Lam Chi Kwong Leo
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)