Form 10-K/A
period 2019-09-30
Ando Holdings Ltd.
filed 2020-11-20
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered under Section 12(g) of the Exchange Act: None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

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

At November 20, 2020, there were 12,000,000 shares of the registrant’s Common Stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K (“Amendment”) is to amend our initial filing of an Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on January 16, 2020 (the “Initial Filing”). Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

In Note 5 in the audited consolidated financial statements for the year ended September 30, 2019, our management erroneously stated our CEO, Mr. Lam Chi Kwong Leo has significant influence on Ando Credit Limited. As a matter of fact, Mr. Lam Chi Kwong Leo has never been a shareholder or director of and never has influence or decision making power in Ando Credit Limited. Except the above-mentioned note, the previously filed unaudited condensed consolidated financial statements for those periods can still be relied on.

Unless specified, the disclosures provided in this document have not been updated for more current information. Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDO HOLDINGS LTD.
(Name of Registrant)

Date: November 20, 2020

	By:	/s/ Lam Chi Kwong Leo
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)