Form 10-Q/A
period 2019-12-31
Ando Holdings Ltd.
filed 2020-11-20
CIK 1663641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2020

Common Stock, par value $.001 per share	12,000,000 shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2020 (the “Initial Filing”). Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

In Note 5 and Note 10 in the unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2019, our management erroneously stated our CEO, Mr. Lam Chi Kwong Leo has significant influence on Ando Credit Limited. As a matter of fact, Mr. Lam Chi Kwong Leo has never been a shareholder or director of and never has influence or decision making power in Ando Credit Limited. Except the above-mentioned two notes, the previously filed unaudited condensed consolidated financial statements for those periods can still be relied on.

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