Form 10-Q/A
period 2020-03-31
Ando Holdings Ltd.
filed 2020-11-20
CIK 1663641

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

+852 23519122

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020 (the “Initial Filing”). Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

In Note 5 in the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2020, our management erroneously stated our CEO, Mr. Lam Chi Kwong Leo has significant influence on Ando Credit Limited. As a matter of fact, Mr. Lam Chi Kwong Leo has never been a shareholder or director of and never has influence or decision making power in Ando Credit Limited. Except the above-mentioned note, the previously filed unaudited condensed consolidated financial statements for those periods can still be relied on.

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